Form 10-K405
period 2001-06-30
PEOPLES OHIO FINANCIAL CORP
filed 2001-09-28
CIK 1157843

                United States Securities and Exchange Commission
                             Washington, D. C. 20549
                               -------------------

                                    FORM 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                           ACT OF 1934
                For the fiscal year ended June 30, 2001
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                       EXCHANGE ACT OF 1934
              For the transition period from ____ to ____

                            Commission File 333-68802

                       PEOPLES OHIO FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                               6035                   31-1795575
         ----                               ----                   ----------
(State or other jurisdiction of   (Primary Standard             I.R.S. Employer
incorporation or organization     Industrial Classification   Identification No.
                                  Number)

                    635 South Market Street, Troy, Ohio 45373
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (937) 339-5000
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                     ---------------------------------------
                              (Title of the Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X        No
         -------        -------

     Peoples Ohio Financial Corporation ("Peoples Ohio") was incorporated in July 2001 to become the holding company of Peoples Savings Bank of Troy ("Peoples Savings"). Peoples Ohio has no substantial assets or liabilities. AS a result, Peoples Ohio is filing the Peoples Savings 10-K as its own. The following information relates solely to Peoples Savings.

     The issuer's revenues for its most recent fiscal year were $17,823,888.

     As of August 31, 2001, the aggregate market value of the common voting stock held by non-affiliates of the registrant was $19,749,143.

     As of September 24, 2001, 7,439,650 of the registrant's common shares were issued and outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any other
amendment to this Form 10-K.   X
                             -----

Documents Incorporated by Reference
-----------------------------------
     Specific information incorporated is indicated under the applicable item herein.

     Portions of the 2001 Annual Report to Shareholders are incorporated into
Part II hereof.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders, to be held October 31, 2001, are incorporated into Part III hereof.

                                     PART I
                                     ------
Item 1 - Business
-----------------

GENERAL

     Peoples Savings Bank of Troy ("Peoples" or the "Bank") was chartered in 1890 as an Ohio mutual building and savings association and completed a successful stock conversion in December 1989. Peoples is the only independent financial institution headquartered in Troy, Ohio. The Bank's primary market area is Miami County, Ohio and contiguous counties. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As a state-chartered savings and loan association, Peoples is required to be a member of the SAIF and remit premiums for deposit insurance to the SAIF. The Bank is also a stockholder in the Federal Home Loan Bank of Cincinnati ("FHLB"). The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Ohio Division of Financial Institutions ("Division").

     Peoples' principal business historically has consisted of attracting savings deposits from the general public and investing such funds primarily in the origination loans secured by one-to-four family residential real estate located primarily in the Bank's market area. The Bank also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, consumer loans, including automobile loans, home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. In recent years the Bank has increased its origination of these type loans. The Bank also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage backed securities and other investments permitted by applicable law. The Bank's principal sources of income are interest on loans and fees for service charges, as well as interest and dividends on investments.

     The Bank conducts business from its main office in Troy, Ohio, and from all five full-service branch offices. Three of the Bank's banking centers are located in Troy. The other banking centers are located in Piqua and Clayton, Ohio. The Bank's primary market area consists of Miami County, Ohio, in which four of the banking centers are located, and contiguous counties.

     The Bank obtains funds for its lending and investment activities through deposit growth, payments received from outstanding loans, and borrowings from the FHLB. The Bank offers several types of deposit accounts, including money market accounts. For fiscal 2001, the Bank had 113 accounts totaling approximately $30,151,000 with balances of $100,000 or over. This amount includes $14,935,000 in transaction accounts and $15,216,000 in certificates of deposit. Although it has the authority to do so, the Bank does not currently accept broker deposits because it believes that a retail deposit base is less susceptible to withdrawal in fluctuating interest rate environments.

     The Bank opened a Trust Department in July 1995, which specializes in personal trust business. The Trust Department had over $143,000,000 in assets under management as of June 30, 2001. The Trust Department has become a major contributor to non-interest income. See additional information regarding Segment Information in Note 18 of the Bank's Annual Report to Shareholders.

     In June 2000, the Bank's application to open a full service branch in Clayton, Ohio was approved by the applicable governmental agencies. This banking center, which opened in January 2001, is in keeping with management's growth strategy, and while initial startup expenses exceeded revenues, management believes the Clayton banking center will add to the long-term profitability of the Bank.

FORWARD-LOOKING STATEMENTS

    When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to, "believes", "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions generally and in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition. Factors listed above could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     The Bank does not undertake, and specifically disclaims any obligation, to revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities
------------------

GENERAL

     The Bank originates residential and multi-family real estate loans for the purchase, refinance, construction, and development of real property. Mortgage loans generally are made up to thirty years in length. In addition, Peoples originates consumer loans, where more emphasis is placed upon the individual's credit worthiness and less upon the value of the collateral. Consequently, these consumer loans are riskier than conventional mortgage loans, and carry a higher rate of interest to offset additional risk. Generally, consumer loans are written for terms not to exceed ten (10) years.

     In addition, from time to time, the Bank originates non-residential and commercial loans, both secured by real estate and based on the credit worthiness of the borrower. Commercial loan originations are attempted to be done in a conservative manner and require careful loan underwriting, particularly in the areas of capacity to repay, collateral and credit terms. These principles are followed to protect the Bank against excessive risk in the loan portfolio. Management takes into account local business conditions, the economy, and future capital requirements of the Bank when originating these loans. The Bank refinances existing commercial loans if doing so will improve the Bank's collateral position or otherwise strengthen the loan. The commercial loan portfolio, while a relatively small portion of the entire loan portfolio, has begun to grow over time as a result of more aggressively pursuing creditworthy commercial borrowers in the Bank's lending area.

COMMITMENTS AND CONTINGENCIES

     As of June 30, 2001, the Bank had outstanding commitments to fund new loans of $200,875, undisbursed portions of construction loans (loans in process) of $4,903,469, and undrawn portions of existing lines of credit totaling $9,912,458.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information concerning of the composition of the Bank's loan portfolio at the dates indicated.

                                                                At June 30,

                                   2001                 2000                 1999                   1998                1997
                                       % of                 % of                  % of                  % of                 % of
                                       total                total                 total                 total                total
Type of Loan:                 Amount   loans       Amount   loans    Amount       loans        Amount   loans     Amount     loans
-------------                 ------   -----       ------   -----    ------       -----        ------   -----     ------     -----

                                                           (Dollars in Thousands)

Real Estate Loans:

 Residential 1-4
 family                     $150,711  73.96%     $146,404   74.51%     $130,676   74.36%     $104,753  76.41%      $89,555   75.41%

 Multi-family and
 Non-residential              23,467   11.52       21,172   10.78        16,728    9.52        11,426   8.33         8,161    6.87

Construction                  12,817   6.29        14,842    7.55        14,769    8.40         9,658   7.05        11,826    9.96

Commercial loans               5,323   2.61         3,450    1.76         2,269    1.29         1,355   0.99         1,187    1.00

Consumer loans                 4,769   2.34         4,293    2.18         4,513    2.57         4,469   3.26         3,349    2.82

Home Improvement               6,065   2.98         5,777    2.94         4,674    2.66         4,975   3.63         4,500    3.79

Secured by deposit
account                          612   0.30           548    0.28         2,013    1.20           452   0.33           185    0.16
                            --------   ----      --------    ----      --------    ----      --------   ----      --------    ----

Total loans                 $203,764   100%      $196,486    100%      $175,642    100%      $137,088   100%      $118,763    100%

Less:

      Undisbursed
   loans in process            5,275                5,550                 7,254                  4858                6,367

   Net deferred fees             163                  170                   208                   226                  277

  Allowance for loan
        losses                   843                  888                   880                   863                  863
                            --------             --------              --------              --------             --------

Total loans-net             $197,483             $189,878              $167,300              $131,141             $111,256

LOAN PORTFOLIO MATURITY SCHEDULE

     The following table sets forth certain information regarding the contractual maturity of the Bank's loan portfolio by type of loan at June 30, 2001. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                  Maturity Date
                        During the years ending June 30,
                        --------------------------------
                                 (In Thousands)
                                 --------------

                                          2002 to
LOAN TYPE                                   2002                    2006                  >2006                  Total
                                            ----                    ----                  -----                  -----

FIXED-RATE
Construction                              $  5,918               $  2,041               $   1,289              $   9,248
Residential                                  4,075                  9,389                 124,945                138,409
Non-residential                              1,587                  3,816                  11,447                 16,850
Commercial                                   1,466                  1,533                   1,048                  4,047
Consumer                                     3,031                    874                      12                  3,917
Loans on Deposit                               201                    101                      97                    399
Home Improvement                                39                  1,117                   2,529                  3,685
                           ----------------------------------------------------------------------------------------------
                     Total                $ 16,317               $ 18,871               $ 141,367              $ 176,555
                           ==============================================================================================

ADJUSTABLE-RATE
Construction                              $  3,569               $      -               $       -              $   3,569
Residential                                  4,927                  7,375                       -                 12,302
Non-residential                              4,523                  2,094                       -                  6,617
Commercial                                   1,276                      -                       -                  1,276
Consumer                                       852                      -                       -                    852
Loans on Deposit                               213                      -                       -                    213
Home Improvement                             2,334                     46                       -                  2,380
                           ----------------------------------------------------------------------------------------------
                     Total                $ 17,694               $  9,515               $       -              $  27,209
                           ==============================================================================================

TOTAL FIXED AND ADJUSTABLE-RATE
Construction                              $  9,487               $  2,041               $   1,289              $  12,817
Residential                                  9,002                 16,764                 124,945                150,711
Non-residential                              6,110                  5,910                  11,447                 23,467
Commercial                                   2,742                  1,533                   1,048                  5,323
Consumer                                     3,883                    874                      12                  4,769
Loans on Deposit                               414                    101                      97                    612
Home Improvement                             2,373                  1,163                   2,529                  6,065
                           ----------------------------------------------------------------------------------------------
                     Total                $ 34,011               $ 28,386               $ 141,367              $ 203,764
                           ==============================================================================================

RESIDENTIAL LENDING

     The largest portion of the Bank's loans are made for the purpose of enabling borrowers to purchase and construct real property secured primarily by first liens on such property. At June 30, 2001, the book value of the Bank's total loan portfolio of $197.5 million represented approximately 91.9% of total assets. Approximately 77.2% of the total gross loan portfolio, or $152.5 million, consisted of loans secured by mortgages on one-to-four family residences. In addition, the Bank maintained a loan servicing portfolio of approximately $255,000 at June 30, 2001, as a result of its secondary mortgage market activities and participations.

      At June 30, 2001, 15.03% of the Bank's total gross loan portfolio consisted of adjustable-rate loans including adjustable-rate mortgages ("ARMs"). The Bank has, from time to time, sold fixed-rate mortgage loans in the secondary market or to other financial institutions. Most ARMs adjust based on changes in US Treasury Securities Indices. ARMs generally have been retained for the Bank's own portfolio. At June 30, 2001, there were no loans held for sale.

     The original contractual loan payment period for one-to-four family residential loans originated by the Bank has been between 10 and 30 years. Historically, however, industry statistics and the Bank's own experience have indicated the average life of long-term loans to be substantially less than the contractual period.

     The Bank generates residential mortgage loan activity from several sources. The majority of the portfolio is obtained directly by the Bank's own loan officers and referrals from local real estate brokers and construction contractors. Customer referrals are also important sources of new residential loans.

     The Bank's underwriting standards are intended to ensure that borrowers are sufficiently creditworthy, and all of the Bank's lending is subject to written underwriting guidelines approved by the Bank's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations.

     Appraised values of collateral are primarily determined through on-site inspections supported by written reports and comparables performed by qualified fee appraisers approved by the Board of Directors. Appraisals on one-to-four family residential mortgage loans are required by the Bank's Board to meet Federal Home Loan Mortgage Corporation ("FHLMC") and regulatory guidelines. The Bank requires title insurance for most mortgage loan transactions. Borrowers also must obtain hazard insurance prior to closing, with Peoples as the primary loss payee, and, when required, flood insurance.

      Under current regulations of the OTS, a real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. The Bank makes fixed-rate home loans or ARMs with loan-to-value ratios of up to 95% of the appraised value of the security property. Most loans which are approved have 80% or less loan-to-value ratios. In the past, for any mortgage loan, that part of the unpaid balance which exceeded 80% of the property's value was generally insured or guaranteed by a private mortgage insurance company. More recently, this insurance has not been required. In fiscal 2001, approximately $7,868,000 in loans were originated in which the loan-to-value ratio was over 80%. This compares to approximately $7,146,000 originated in fiscal 2000. The outstanding balance of loans with a loan-to-value ratio over 80% at June 30, 2001 and 2000 was $23,362,000 and $20,061,000,
respectively. The Loan Committee approves all loans over $400,000. Any loans over $500,000 must be approved by the full Board of Directors.

NON-RESIDENTIAL REAL ESTATE LOANS

     The Bank has supplemented its residential real estate lending activities by the origination of commercial real estate loans secured by office buildings and other income-producing properties. At June 30, 2001, the Bank had approximately $16.5 million (or 8.4% of its total loan portfolio) in commercial real estate loans. The Bank's policy is to make commercial real estate loans secured by a first lien on the property and generally loan up to a maximum of 80% of the appraised value of the real estate as determined by an independent appraisal. Commercial real estate loans are inherently riskier than residential loans but offer higher interest rates. The decision to originate loans of this type is based on the economy, local business conditions, required capital standards, and the level of risk involving such loans. Management, from time to time, will refinance existing commercial loans, if doing so will improve the Bank's collateral position or otherwise strengthen the loan, thereby lowering the risk of the loan. The commercial loan portfolio, while a relatively small portion of the entire loan portfolio, has begun to grow over time as a result of more aggressively pursuing creditworthy commercial borrowers in the Bank's lending area.

     All savings associations are required to conform to requirements on investing in loans secured by nonresidential real property so that such loans may not, in the aggregate, exceed 400% of the savings association's capital. Peoples' current capital would allow it to have more than $85 million invested in this category of assets.

CONSTRUCTION LOANS

     The Bank makes loans for the construction of residential and non-residential real estate. These loans generally convert, upon completion of construction, to residential and non-residential mortgage loans as described above. The construction loans are secured by a mortgage on the real property and disbursements are made based on the percentage of construction completed. At June 30, 2001, the Bank had approximately $12.8 million(or 6.3% of its total loan portfolio) in construction loans.

COMMERCIAL LOANS

     At June 30, 2001, the Bank had approximately $5.3 million (or 2.6% of its total loan portfolio) in commercial loans. The Bank originates commercial loans based on the creditworthiness of the borrower. This type of commercial loan origination is made in a conservative manner and requires tighter loan standards than consumer or mortgage loans. These standards are intended to protect the Bank against excessive risk in the loan portfolio. Management takes into consideration such factors as business conditions of the economy as a whole, local business conditions, required capital standards and the current level of risk found in the Bank's commercial loan portfolio, when originating these loans.

CONSUMER LOANS

     At June 30, 2001, the Bank had approximately $11.4 million (or 5.6% of its total loan portfolio) in consumer loans. Consumer loans generally are made for terms not to exceed ten years and typically are made for five years or less at fixed rates. Demand for residential real estate secured consumer loans has increased in response to certain provisions of the Tax Reform Act of 1986 (the "Tax Act") which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Bank also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest banks and published in The Wall Street Journal.

ORIGINATION AND SALE OF LOANS

     The Bank originates consumer, commercial, commercial real estate and residential real estate loans. The Bank may purchase loans or mortgage-backed securities during periods of slackened loan demand or increased competition in local markets. As of June 30, 2001, loans secured by collateral outside of Ohio represented less than 1% of total loans.

     The Bank has in the past sold loans in the secondary mortgage market. The Bank has sold primarily fixed-rate residential mortgage loans and, as of June 30, 2001, is servicing approximately $255 thousand of such loans for the benefit of others.

     The following table shows total loan origination and advances, repayment and sale activity, during the periods indicated.


                                      Year Ended June 30,
                               2001        2000        1999
                               ----        ----        ----
                                      (In thousands)
Loans originated:
  Real estate loans:
    Construction loans      $ 10,936      $15,671      $17,231
    Purchase/refinance (1)    28,131       25,204       54,160
                              ------       ------       ------
    Total real estate         39,067       40,875       71,391
  Consumer loans               7,849        9,294       10,072
  Commercial loans            16,842        7,531        4,348
                              ------        -----        -----
  Total loans
    originated                63,758       57,700       85,811
Loan principal
  repayments                 (57,192)     (39,406)     (50,022)
Other net items (2)            1,039        4,284          370
                               -----        -----         ----
Net loan increase           $  7,605     $ 22,578     $ 36,159
                               =====       ======       ======


(1) Refinanced loans consist of first mortgage loans made to current owners of the mortgaged property, not for construction purposes.
(2)  Consists of loans in process and loan loss reserves.


Delinquencies and Classified Assets
-----------------------------------

DELINQUENT LOANS

     Loans are considered delinquent and late charges are generally assessed when permitted by the loan contract if a borrower's payment is past due beyond any applicable grace period. When a borrower fails to make a required payment on a loan, the Bank sends a written notice to the borrower. If the delinquency has not been cured by the time the loan becomes 30 days past due, Bank personnel attempt to contact the borrower by telephone or mail. In most cases, delinquencies are cured promptly. The Bank attempts to work out a repayment schedule depending upon the facts and circumstances of each case. After a real estate loan is 90 days delinquent, if management determines that collection is unlikely, the Bank's attorneys will generally institute a foreclosure action.

     Accrual of interest on potential problem loans is excluded from income when in the opinion of management this is warranted. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

     If a foreclosure action is instituted on real estate-secured loans and the loan is not reinstated, paid in full or refinanced, the property is sold at a sheriff's sale, at which the Bank may be the buyer. Thereafter, such acquired property is listed in the Bank's Real Estate Owned ("REO") account, until the property is sold. The Bank is permitted to finance sales of REO properties. Should the sheriff's sale not produce sufficient proceeds to pay the loan balance and court costs, the Bank's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

     If a collection action is instituted on a consumer or commercial loan, the Bank, in compliance with the loan documents and the law, may repossess and sell the collateral security for the loan through private, commercially reasonable sales or through judicially ordered sales when necessary. Should the sale result in a deficiency owing to the Bank, the borrowers generally are pursued where such action is deemed appropriate.

CLASSIFIED ASSETS AND DELINQUENCIES

     Current thrift regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of OTS-regulated thrift institutions are classified as "substandard", "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

     An asset is considered "substandard" if the current net worth and paying capacity of the obligor or of the collateral pledged, if any, seems inadequate. "Substandard" assets include those characterized by the "distinct possibility" that the thrift institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that the continuance as assets without the establishment of a specific loss allowance is not warranted.

     When an OTS-regulated institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an OTS-regulated institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. In addition to loans that have been classified, the Bank has established a category of loans known as "special mention" loans. Such loans are closely supervised by management either because of payment history, deterioration of collateral or some other factor which has come to management's attention. These loans may be delinquent, but are not considered substandard under OTS regulations. At June 30, 2001, the Bank had loans totaling $210,949 subject to "special mention".

In connection with the filing of its periodic reports with the OTS, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2001, the Bank had classified the following asset amounts:

                        Substandard      Doubtful        Loss
                        -----------      --------        ----
                                         (In thousands)
Real estate loans:
  1-4 family loans            $272            $ -         $-
  Commercial                    81             29          -
Consumer loans                  96             15          4
Commercial loans                16              -          -
Real estate owned ("REO")      120              5          -
Other assets                     -              -          -
                              ----            ---         --
      Total                   $585            $49         $4
                              ----            ---         --
Total classified assets                                         $638
                                                                ----

     Management is not aware of any loans where possible credit problems of borrowers cause serious doubts as to the ability of such borrower to comply with the loan terms and where the Bank anticipates a loss, which are not otherwise included in the table, or narrative above.




At June 30, 2001, 2000 and 1999, non-performing assets in the Bank's portfolio were as follows:

                                                         JUNE 30,
                                       2001      2000      1999       1998       1997
                                       ----      ----      ----       ----       ----
                                                  (Dollars in thousands)
Non-accrual loans (1)                  $196      $ 77      $159       $152       $ 55
Accruing loans contractually
 past due 90 days or more               293       185        18        131         63
                                       ----      ----      ----       ----       ----
      Total                            $489      $262      $177        283        118
                                       ----      ----      ----       ----       ----
Ratio of non-performing assets
 and accruing loans contractually
 past due 90 days or more to
 assets                                0.23 %    0.13 %    0.10%       .21%       .10%
                                       ----      ----      ----       ----       ----

(1) Loans are placed in the non-accrual category when, in the judgment of management, the collection of interest due on the loan is no longer reasonably assured. The gross interest income that would have been recorded during the fiscal year ended June 30, 2001 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period was $17,220 and the amount of interest income on those loans that was included in net income for the same period was $6,454.

REAL ESTATE OWNED

     The Bank held two properties, for a total of $125,035, as REO at June 30, 2001. There were no REO properties at June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     The Bank utilizes the reserve method of accounting for loan losses.
Under this method, provisions for loan losses are charged to operations as an allowance for loan losses, and recognized loan losses are charged to the allowance; likewise, recognized loan recoveries are credited to the allowance. On a quarterly basis, management evaluates the adequacy of the allowance taking into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality and current and prospective economic condition. At June 30, 2001, the Bank's Loan Loss Allowance Reserve was $843,081.

   The following table sets forth certain information on the changes in the Banks' allowance for loan losses for the periods indicated. Also see Note 5 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders.

Changes in the allowance for loan losses:

                                          Year Ended June 30,
                                          -------------------
                                         (Dollars in thousands)
                                         ----------------------

                           2001        2000        1999         1998        1997
                           ----        ----        ----         ----        ----
Beginning balance          $ 888       $ 880       $ 863         863         875
Charge-offs
  Mortgage                    (4)         (8)        (10)         (0)         (0)
  Consumer                   (42)        (16)        (27)        (23)        (19)
  Commercial                  (5)          -          (0)          -          (3)
                           -----       -----       -----       -----       -----
    Total charge-offs        (51)        (24)        (37)        (23)        (22)
                           -----       -----       -----       -----       -----
Recoveries
  Mortgage                     0           0           0           0           0
  Consumer                     6           1           3          23          10
  Commercial                   0           1           1           0           0
                           -----       -----       -----       -----       -----
    Total recoveries           6           2           4          23          10
                           -----       -----       -----       -----       -----
    Net(charge-offs)         (45)        (22)        (33)          0         (12)
                           -----       -----       -----       -----       -----
Provision for loss             0          30          50           0           0
Ending balance             $ 843       $ 888       $ 880       $ 863       $ 863
                           =====       =====       =====       =====       =====

The following table sets forth an analysis of the Bank's allowance for loan losses allocated by type of loan:

                                                                      At June 30,
                      2001                    2000                  1999                   1998                  1997
                      ----                    ----                  ----                   ----                  ----
                         Percent of             Percent of             Percent of             Percent of             Percent of
Allocation                loans in               loans in               loans in               loans in               loans in
----------               category to            category to            category to            category to            category to
Category         Amount  total loans    Amount  total loans    Amount  total loans    Amount  total loans    Amount  total loans
--------         ------  -----------    ------  -----------    ------  -----------    ------  -----------    ------  -----------
Mortgage         $  253     89.79%      $  266     91.42%      $  264     90.15%      $  259     90.06%      $  259     91.66%
Consumer            211      5.21%         222      5.09%         220      6.26%         216      6.87%         216      6.00%
Commercial          179      5.00%         175      3.49%         171      3.59%         138      3.07%         138      2.33%
Unallocated         200         -          225         -          225         -          250         -          250         -
                 ------    ------       ------    ------       ------    ------       ------    ------       ------    ------

Total            $  843    100.00%      $  888    100.00%      $  880    100.00%      $  863    100.00%      $  863    100.00%
                 ======    ======       ======    ======       ======    ======       ======    ======       ======    ======


INVESTMENT ACTIVITIES

     The Bank invests in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certificates of deposits at FDIC-insured banks, municipal obligations, and federal funds.

     In addition, as a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of the Bank's unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its FHLB advances, whichever is greater.

The following table sets forth an analysis of People's investment portfolio at the dates indicated:


                                                                               At June 30,
                                                           2001                     2000                     1999
                                                     Book        Percent      Book        Percent      Book        Percent
                                                     Value       of Total     Value       of Total     Value       of Total
                                                     -----       --------     -----       --------     -----       --------
                                                                                  (Dollars in Thousands)
Investment securities:
U.S. Government obligations                          $  100        6.74%      $   99        5.93%      $   99        5.06%
Municipal obligations                                   100        6.74          100        5.99          100        5.11
                                                     ------      ------       ------      ------       ------      ------
Total investment securities                          $  200       13.48%      $  199       11.92       $  199       10.17%
                                                     ------      ------       ------      ------       ------      ------

Mortgage-backed securities                           $1,284       86.52%      $1,471       88.08       $1,757       89.83%
                                                     ------      ------       ------      ------       ------      ------

Total investment securities and mortgage-backed
securities                                           $1,484      100.00%      $1,670      100.00%       1,956      100.00%
                                                     ------      ------       ------      ------       ------      ------

The composition and maturities of People's investment securities and mortgage-backed securities at June 30, 2001 are indicated in the following table:

                                                              Book Value
                                                            Maturing within
                                                            ---------------
                                                                                                   Total
                                                 One            One to         Over             investment
                                                year             five          five             securities
                                                after            years         years       Book            Market
                                               6/30/01           after         after       Value           Value
                                                                6/30/01       6/30/01

U.S. Government obligations                     $  --            $100           $ --       $  100         $  100
Municipal obligations                              --              --            100          100             92
                                                -----            ----           ----       ------

Total investment securities                     $  --            $100           $100       $  200         $  192
                                                -----            ----           ----       ------          -----

Mortgage-backed securities                                                                 $1,284         $1,309
                                                                                           ------         ------

Total investment securities &
mortgage-backed securities                                                                 $1,484         $1,501
                                                                                           ------         ------

Weighted average yield                          0.00%            5.25%          9.66%      7.15%


Note:  Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

SERVICE CORPORATION

     The Bank has a wholly owned service corporation, Peoples Building & Savings Service Corporation of Troy, Ohio ("Service Corporation").
During fiscal 1994, the Service Corporation completed the construction of a fourteen-unit condominium project in Troy, Ohio. The Service Corporation also has built single family homes in the Shenandoah subdivision, Troy, Ohio. During fiscal 2001, the Service Corporation had no activity, and no future activity is planned at this time.

DEPOSITS

     The Bank offers a number of different deposit accounts, including passbook, interest-bearing checking ("NOW" and "Super NOW"), money market deposit, and specialized money market accounts, such as the Peoples Executive Fund account, Money Growth Fund and certificate accounts. The rates and minimum balances for NOW, Super NOW and money market deposit accounts ("MMDA") are set by the Bank and are adjusted periodically to respond to market and competitive conditions.

     The Banks' policy with respect to deposits is to attract deposits from local residents. The Bank does not solicit deposits from areas outside its market area nor does it accept deposits from brokers. The Bank believes that brokered deposits tend to be more volatile and hence provide a less stable deposit base. Out-of-state deposits are generally held by former residents who have elected to maintain a relationship with the Bank. As of June 30, 2001, less than 1% of the Bank's deposits are derived from out-of-state sources. At June 30, 2001 and 2000, the Bank had 113 certificates of deposit and transaction deposit accounts totaling approximately $30,401,000 and 92 accounts totaling approximately $30,578,000, with balances of $100,000 or over, respectively.

     Early withdrawal penalties on certificate accounts vary with the term of the account. The penalty for those accounts with maturities of one year or less is three months' interest. Accounts with maturities of more than one year carry penalties of six months' interest for early withdrawal. Such penalties are currently effective even if their payment requires that the principal of the account be reduced.

The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2001, and June 30, 2000:




                                                                         June 30,
                                                               2001                    2000
Maturity                                                              (In thousands)

Three months or less                                          $4,242                  $7,727
Over 3 months to 6 months                                      1,511                   3,268
Over 6 months to 12 months                                     7,597                   6,515
Over twelve months                                             1,866                     979
                                             ------------------------------------------------

Total                                                        $15,216                 $18,489
                                             ================================================

         The deposit instruments currently offered by the Bank, including the terms and amounts thereof at June 30, 2001, are set forth below:

Type of              Minimum                                          % of
Account              Deposit      Average Rate  Term     Balance     Total
-------              -------                    ----     -------     -----

Peoples Exec. Fund 1)     $5,000       1.48%      None  $  2,329      2.1%
Money Growth Fund 1)       1,000       2.21       None     6,914      6.4
Super Now 1)               1,000       2.14       None       244       .2
NOW 1)                       100       1.02       None    21,480     19.8
Passbook savings             100       2.24       None    16,604     15.4
Non-interest bearing         100       0.00       None     5,161      4.7
IRA's                        100       4.62    Various     7,794      7.2
Certificates
  of deposit                 500       5.53    Various    47,872     44.2
                                                         -------    -----

Total deposit liabilities                               $108,398    100.0%
                                                         =======    ======

1)  If the balance falls below the minimum, the rate is reduced.

     The following table contains information regarding deposit account activity including interest credited, for the periods shown:

                                  For the Year Ended June 30,
                               2001           2000          1999
                               ----           ----          ----
                                     (Dollars in thousands)
Net increase (decrease)
  before interest
  credited                   $(3,505)       $  (822)       $ 6,977
Interest credited              2,919          2,733          2,643
                             -------        -------        -------

Deposit liabilities
  Increase (decrease)        $  (586)       $ 1,911        $ 9,620
                             -------        -------        -------



Weighted average cost
  of deposits during
  the period                    3.88%          3.66%          3.76%

Weighted average cost
  of deposits at
  end of period                 3.55%          3.83%          3.60%

 The following table represents, by various categories, the account balances of savings deposits at the dates indicated:

                                               June 30,
                                               --------

                                   2001          2000          1999
                                   ----          ----          ----
                                           (In thousands)

Passbook savings                 $ 16,604        15,259        14,643
NOW & non-interest bearing         26,641        22,746        19,531
Super NOW                             244           211           223
Money Growth Fund and Exec          9,243         8,693         9,225
Fixed-rate certificates            55,666        61,552        62,922
                                 --------      --------      --------
  Total savings deposits          108,138       108,460       106,544

Total deposit liabilities        $108,398       109,461       107,073
                                 ========      ========      ========

Certificates and IRA's
  maturing in:
  6 months                       $ 25,624        33,510        40,393
  6-12 months                      17,928        17,537        11,913
  1-3  years                       10,381         8,606         8,670
  Over 3 years                      1,733         1,899         1,946
                                 --------      --------      --------
  Total                          $ 55,666        61,552        62,922
                                 ========      ========      ========


     The following table represents certificates of deposit and IRA's classified by weighted average rate and maturity at June 30, 2001:

                        Certificates of Deposit and IRA's
                        ---------------------------------


               One Year     One To       Two To
               or Less    Two Years   Three Years  Thereafter     Total
               -------    ---------   -----------  ----------     -----
                                    (In Thousands)

3.00 to 3.99%  $ 3,076       $196           $0            $0      $3,272

4.00 to 6.99%   38,032      6,870        1,331         1,634      47,867

7.00 to 8.99%    2,444      1,328          656            99       4,527
                ------      -----        -----         -----      ------


Total          $43,552    $ 8,394       $1,987        $1,733     $55,666
                ======      =====        =====         =====      ======

The following table represents certificates of deposits and IRA'S classified by rate at the dates indicated.

                                     At June 30,
                                     -----------

                            2001         2000         1999
                            ----         ----         ----
   Rate                            (In thousands)
                                   --------------

   Under 4.00%            $3,372      $   882      $ 1,543
   4.00 to 4.99%          15,135       10,770       31,987
   5.00 to 5.99%          13,025       29,464       23,782
   6.00 to 6.99%          19,707       19,989        3,742
   7.00 to 7.99%           4,464          389        1,767
   8.00 to 8.99%              63           58          101
                              --           --          ---


     Total               $55,666      $61,552      $62,922
                          ======       ======       ======

BORROWINGS

     The Bank can obtain advances from the FHLB of Cincinnati secured by the FHLB stock owned by the Bank, certain mortgage loans and other assets. FHLB advances are made under several programs, each of which has its own rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals and to expand lending. At June 30, 2001, the Bank had advances of $83,521,561 outstanding from the FHLB of Cincinnati. See Note 8 of the Consolidated Financial Statements in the Annual Report for further detail.

The following table presents the maximum amount of the Bank's FHLB advances outstanding at June 30, 2001, 2000 and 1999, and the average aggregate balances of FHLB advances outstanding during the years ended June 30, 2001, 2000 and 1999:

                                                                            June 30,
                                                                    2001      2000       1999
                                                                         (In thousands)
 Maximum amount of FHLB advances
 outstanding during period                                         90,642    74,807     53,914

 Average amount of FHLB advances
 outstanding during period                                         85,088    66,418     38,402

 Amount of FHLB advances outstanding
 at end of period                                                  83,522    74,726     53,918

 Weighted average interest cost of FHLB
 advances during period bases on
 month-end balances                                                  6.2%      6.0%       6.1%

COMPETITION

     In the Troy market area there are seven financial institutions, with 13 offices. Two of the institutions are thrifts that operate four of the offices. Peoples is the only locally headquartered institution. The Bank competes for loans with other thrift institutions, and with commercial banks, mortgage companies, insurance companies, governmental agencies, real estate investment trusts and credit unions. The Bank competes for loans primarily through the interest rates and loan fees it charges, by convenient office locations and through personal contact by its officers with members of the communities served by the Bank. Competition for loans is affected by, among other matters, the availability of lendable funds, economic conditions, and prevailing interest rate levels.

     The Bank competes for savings deposits with other thrift institutions, and with mutual funds, commercial banks, credit unions, saving banks and corporate and government securities. The Bank competes for deposit accounts primarily through the interest rates it offers, the convenience of its office locations and personal contacts by its officers with members of the communities served by the Bank.

EMPLOYEES

     At June 30, 2001 the Bank had a total of 46 full-time employees and 22 part-time employees, none of who were represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

                                   REGULATION
                                   ----------

GENERAL

         As a savings association organized under the laws of the State of Ohio, the Bank is subject to regulatory oversight by the Division and the OTS. Because the Bank's deposits are insured by the FDIC, the Bank is also subject to examination and regulation by the FDIC. The Bank must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether the Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB.

OHIO SAVINGS AND LOAN REGULATION

         The Division is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Division also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, the Bank is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. The Bank has not opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consist of tangible capital) of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital (which for the Bank consists of core capital and general valuation reserves) equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, and the Bank currently qualifies for such exemption.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2001, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2001, Thrift qualified as a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's lending limit capital (or 200% of lending limit capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 2001.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association is not required to file an application, it must file a notice of the proposed capital distribution with the OTS.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2001, the Bank was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank was in compliance with this requirement with an investment in stock of the FHLB of $4,785,900 at June 30, 2001.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

TAXATION

FEDERAL TAXATION

         The Bank is subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Bank may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income, computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

         Certain thrift institutions, such as the Bank, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The "experience" method is also available to small banks. Under the "experience" method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before

January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. As of June 30, 2001, the pre-1988 reserves of the Bank for tax purposes totaled approximately $2.4 million. The Bank believes it had approximately $11.0 million of accumulated earnings and profits for tax purposes as of June 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Bank have been audited or closed without audit through fiscal year 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

OHIO TAXATION

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the taxable book net worth, and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2 - PROPERTIES
-------------------

     The Bank conducts its business from seven offices located in the Miami and Montgomery County area, of which six are owned by the Bank. The following table sets forth information regarding the Bank's offices.

                                                            Square
Location                    Opened    Net Book Value        Footage
--------                    ------    --------------        -------
Main Office
  635 South Market, Troy     1988        $1,862,667         13,600
Westside Office
  1580 West Main, Troy       1978           288,006          4,400
Northside Office
  927 North Market, Troy     1982           170,849          1,320
Trust Department
  14 Weston Road, Troy       1995           389,005          5,595
Piqua Office
  126 High Street, Piqua     1997           514,699          4,360
Clayton Office
  Clayton, Ohio              2000           968,632          2,200


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Bank is not engaged in any legal proceedings of a material nature at the present time. From time-to-time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans made by it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year to a vote of Peoples' shareholders through the solicitation of proxies or otherwise.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     The information contained on page 36 of the 2001 Annual Report to Shareholders (attached hereto as Exhibit 13) is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The information contained on page 4 of the 2001 Annual Report is incorporated herein by reference. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report to Shareholders on pages 6 through 26.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained under this caption pages 27 through 35 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained on pages 27 through 35 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The information contained on pages 6 through 26 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

          Prior to August 28, 2000, KPMG LLP served as the Bank's independent public accountant. As part of management's continuing review of operations, the Bank reviewed the selection of the Bank's independent public accountants in 2000.

          After completing its review, the Board of Directors approved the change in accountants from KPMG to BKD LLP, effective August 28, 2000. In connection with its audits for the two fiscal years ended June 30, 2000, and the subsequent interim period through August 28, 2000, KPMG did not have any disagreement with the Bank on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused them to make reference in connection with their report on the Bank's financial statements to the subject matter of the disagreement. The decision to terminate KPMG as the Bank's independent public accountants was approved by the Bank's Board of Directors.

          The report of KPMG on the Bank's financial statements for the years ended June 30, 1999 and June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(l)(v) of Regulation S-K, promulgated under the Securities Act of 1933.

The Bank requested that KPMG furnish a letter addressed to the Office of Thrift Supervision stating whether KPMG agreed with the above statements. KPMG furnished the Bank with such a letter dated August 28, 2000, a copy of which was filed as Exhibit 16 to a current report on Form 8-K with the Office of Thrift Supervision filed by the Bank on August 29, 2000.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information contained on pages 15 through 18 of the Proxy Statement for the Bank's 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information contained on pages 19 through 21 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information on pages 14 through 16 of the Proxy Statement is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information regarding certain relationships and related transactions on pages 25 through 26 of the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)   Documents filed as part of this report:

     (1)   Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets at June 30, 2001, and 2000

           Consolidated Statements of Income, years ended
           June 30, 2001, 2000, and 1999

           Consolidated Statements of Shareholders' Equity, years ended June 30, 2001, 2000, and 1999

           Consolidated Statements of Cash Flows, years ended
           June 30, 2001, 2000, and 1999

           Notes to Consolidated Financial Statements


     (2)   Financial Statement Schedules - None

     (3) Exhibits - The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.                         Description
-----------

         3 Amended Articles of Incorporation, Amended Constitution and Amended By-Laws (incorporated by reference to item 2 of Amendment No. 1 to Form AC filed October 25, 1989)

                            Amended Constitution (incorporated by reference to Exhibit 3 to Form 10-K filed September 24, 1996)

         10                 (i)     Peoples Savings Bank of Troy Stock Option
                                    Plan and related Incentive Stock Option
                                    Agreements (incorporated by reference to
                                    Exhibit 2 (d) to Form AC filed September 6,
                                    1989)

                            (ii) Peoples Savings Bank of Troy Stock Option Plan for Non-employee Directors and related Stock Option Agreements (incorporated by reference to Exhibit 2 (d) to Form AC filed September 6, 1989)

                            (iii) Peoples Savings Bank of Troy 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10(iii) to Form 10-K filed September 24, 1996.


         13 2001 Annual Report to Shareholders (incorporated by reference to post-effective amendment number 1 to the S-4 filed by Peoples Ohio with the SEC on September 27, 2001, Exhibit 13)

         20 Proxy Statement (incorporated by reference to the proxy statement filed with the SEC on September 27,
                            2001)

         21 Subsidiaries (incorporated by reference to the S-4 of Peoples Ohio filed with the SEC on August 31, 2001, Exhibit 21)

         23.1               Consent of BKD LLP

         99                 Safe Harbor

(b) The Bank filed a Form 8-K dated June 26, 2001, announcing its intention to form a savings and loan holding company.

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Peoples Ohio Financial Corporation



                                           By:      /s/ Ronald B. Scott
                                               ---------------------------------
                                                  Ronald B. Scott,
                                                  President and a Director


           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons in the capacities and on the dates indicated.



By:   /s/ Ronald B. Scott               By:  /s/ Mark A. Douglas
    ------------------------------          -------------------------------
      Ronald B. Scott,                         Mark A. Douglas, Treasurer
      President and a Director



Date:  September 24, 2001               Date:  September 24, 2001



By:   /s/Donald Cooper                  By:  /s/Richard W. Klockner
    ------------------------------          --------------------------------
      Donald Cooper, Director                  Richard W. Klockner, Director


Date:  September 24, 2001               Date:  September 24, 2001



By:   /s/Thomas E. Robinson             By:  /s/William J. McGraw
    ------------------------------          --------------------------------
    Thomas E. Robinson, Director               William J. McGraw, III, Director


Date:  September 24, 2001               Date:  September 24, 2001



By:   /s/James S. Wilcox
    ------------------------------
      James S. Wilcox, Director


Date:  September 24, 2001