Form 10-Q
period 2001-09-30
PEOPLES OHIO FINANCIAL CORP
filed 2001-11-14
CIK 1157843

                United States Securities and Exchange Commission
                             Washington, D. C. 20549
                               -------------------

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                   ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                          EXCHANGE ACT OF 1934
              For the transition period from ____ to ____

                            Commission File 333-68802

                       PEOPLES OHIO FINANCIAL CORPORATION
                        ---------------------------------
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

     Yes  X   No
         ----   ----

         Peoples Ohio Financial Corporation ("Peoples Ohio") was incorporated in July 2001 to become the holding company of Peoples Savings Bank of Troy ("Peoples Savings"). Peoples Ohio has no substantial assets or liabilities. AS a result, Peoples Ohio is filing the Peoples Savings 10-K as its own. The following information related solely to Peoples Savings.

                       PEOPLES SAVINGS BANK AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                  ITEM I.           Financial Statements

                                    Consolidated Balance Sheets as of September
                                    30, 2001 and June 30, 2001.

                                    Consolidated Statements of Income for the three months ended September 30, 2001 and 2000.

                                    Consolidated Statement of Shareholders'
                                    Equity for the three months ended September
                                    30, 2001.

                                    Consolidated Statements of Cash Flows for the three
                                    months ended September 30, 2001 and 2000.

                                    Notes to Consolidated Financial Statements.

                  ITEM II.          Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.

                  ITEM III.         Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

                  Item I.           Legal Proceedings

                  Item II.          Changes in Securities

                  Item  III.        Defaults upon Senior Securities

                  Item   IV.        Submission of Matters to a Vote of Security Holders

                  Item V.           Other Information

                  Item VI.          Exhibits and Reports on Form 8-K

SIGNATURE PAGE



                   Peoples Savings Bank of Troy and Subsidiary
                           Consolidated Balance Sheets

                                                                      September 30      June 30
                                                                         2001             2001
                        Assets                                         (Unaudited)
                        ------                                        ------------     ------------
Cash on hand and in other financial institutions                      $  3,913,282     $  5,118,227
Investment securities, held to maturity, (fair value of 1,485,344
and $1,503,000 at September 30  and June 30 2001)                        1,424,120        1,484,294
Loans, net  of allowance for loan losses of 842,027 and 843,081        198,976,231      197,482,915
Office properties and equipment                                          4,111,859        4,193,858
Federal Home Loan Bank stock                                             4,870,300        4,785,900
Interest receivable                                                      1,158,324        1,026,513
Other assets                                                               603,013          749,118
                                                                      ------------     ------------
                  Total assets                                        $215,057,129     $214,840,825
                                                                      ============     ============
                  Liabilities and Shareholders' Equity
                  ------------------------------------
Liabilities:
  Deposits                                                             109,571,590      108,398,334
  Federal Home Loan Bank (FHLB) advances                                81,968,511       83,521,561
  Interest payable                                                         276,205          259,813
  Other
liabilities                                                              1,451,958        1,277,946
                                                                      ------------     ------------
                  Total liabilities                                    193,268,264      193,457,654
                                                                      ------------     ------------
Commitments and Contigent Liabilities                                         --               --

Equity for ESOP Shares                                                     462,089          381,498

Shareholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized; none issued or outstanding                                    --               --
  Common stock, $1.00 par value, 90,000,000 shares
    authorized; 7,439,650 and  7,436,350 shares issued less
    ESOP shares of 130,166 and 127,166                                   7,309,484        7,312,484
  Additional paid-in capital                                               203,084          203,084
  Retained earnings                                                     13,814,208       13,486,105
                                                                      ------------     ------------
                  Total shareholders' equity                            21,326,776       21,001,673
                                                                      ------------     ------------
                                                                      $215,057,129     $214,840,825
                                                                      ============     ============


                                                                        Three Months
                                                                           Ended
                                                                        September 30
                                                                      2001           2000
                                                                   ----------     ----------
Interest income
   Interest and fees on loans                                      $3,928,550     $3,901,247
   Interest on mortgage-backed securities and other securities         24,747         27,919
   Other interest and dividend income                                  90,019        104,189
                                                                   ----------     ----------
                        Total interest income                       4,043,316      4,033,355
                                                                   ----------     ----------
Interest expense
   Deposits                                                           962,262      1,069,407
   Borrowings                                                       1,143,435      1,257,737
                                                                   ----------     ----------
                        Total interest expense                      2,105,697      2,327,144
                                                                   ----------     ----------
                        Net interest income                         1,937,619      1,706,211


Provision for loan losses                                               2,000           --
                                                                   ----------     ----------
                        Net interest income after
                        provision for loan losses                   1,935,619      1,706,211
                                                                   ----------     ----------
Other income
   Service charges on deposit accounts and other                      142,031        122,544
   Fiduciary activities                                               188,536        206,565
   Other income                                                        53,266         27,113
                                                                   ----------     ----------
                        Total other income                            383,833        356,221
                                                                   ----------     ----------
Other expenses
   Salaries and employee benefits                                     633,379        538,163
   Net occupancy expenses                                             100,663         85,954
   Equipment expenses                                                  36,085         28,771
   Data processing fees                                               104,743         91,651
   State of Ohio franchise taxes                                       56,250         48,115
   Other expenses                                                     428,687        325,809
                                                                   ----------     ----------
                        Total other expenses                        1,359,807      1,118,464
                                                                   ----------     ----------
      Income before Federal income tax                                959,645        943,969

Federal income tax expense                                            330,761        322,500
                                                                   ----------     ----------
Net income                                                         $  628,884     $  621,469
                                                                   ==========     ==========

              Basic Earnings Per Share                             $     0.08     $     0.08
              Diluted Earnings Per Share                           $     0.08     $     0.08
              Dividends Per Share                                  $    0.030     $    0.015

                   Peoples Savings Bank of Troy and Subsidiary
                 Consolidated Statements of Shareholders' Equity
                  For the three months ended September 30, 2001
                                   (Unaudited)

                                                             Additional                           Total
                                             Common           paid-in           Retained       shareholders'
                                             stock            capital           earnings           equity
                                    ------------------------------------------------------------------------
Balance at June 30, 2001                  $  7,312,484      $    203,084      $ 13,486,105      $ 21,001,673

Net income                                        --                --             628,884           628,884
Cash dividend declared
on common stock ($.030 per share)                 --                --            (223,190)         (223,190)

Net change in equity from ESOP shares           (3,000)                            (77,591)          (80,591)
                                    ------------------------------------------------------------------------
Balance at September 30, 2001             $  7,309,484      $    203,084      $ 13,814,208      $ 21,326,776
                                    ------------------------------------------------------------------------


                                                                   Three Months
                                                                       Ended
                                                                    September 30
                                                                2001               2000
                                                            -------------      -------------
Operating Activities
Net income                                                  $     628,884      $     621,469
Adjustments to reconcile net income
   to net cash provided by operating activities
  Provision for loan losses                                         2,000                  0

  Depreciation and amortization                                    91,657             82,221
  Amortization of deferred loan fees                              (12,008)           (16,572)
  Investment securities amortization (accretion), net                (974)               (49)
  Federal Home Loan Bank stock dividends                           84,400            (76,500)
  Net change in other assets/
other liabilities                                                (185,344)           535,051
          Net cash provided by operating activities                608,615          1,145,620
                                                            -------------      -------------
Investing Activities
Net change in loans                                            (1,483,308)        (4,414,135)
Federal Home Loan Bank stock purchased                                  0           (355,600)
Proceeds from maturities of securities held to maturity            59,200             88,817
Purchases of premises and equipment                                (9,658)           (81,362)
                                                            -------------      -------------
                                Net cash used
                                by investing activities        (1,433,766)        (4,762,280)
                                                            -------------      -------------
Financing Activities
Net change in
  Interest-bearing demand and savings deposits                   (298,340)        (1,560,043)
  Certificates of deposit                                       1,471,596         (5,550,927)
Proceeds from FHLB advances                                    99,000,000         68,000,000

Repayment of FHLB advances                                   (100,553,050)       (58,049,862)
Cash dividends                                                          0           (111,595)
Purchase of stock                                                       0           (212,532)

Proceeds from issuance of common stock                               --                3,300
                                                            -------------      -------------
                                Net cash provided by
                                financing activities             (379,794)         2,518,341
                                                            -------------      -------------
Net Change in Cash and Cash
Equivalents                                                    (1,204,945)        (1,098,319)

Cash and cash equivalents,
Beginning of Period                                             5,118,227          4,082,300
                                                            -------------      -------------
Cash and cash equivalents, End
of Period                                                   $   3,913,282      $   2,983,981
                                                            =============      =============

                       Peoples Savings Bank and Subsidiary

              Notes to Unaudited Consolidated Financial Statements

                  For the three months ended September 30, 2001


(1)      Basis of Presentation

The consolidated balance sheets as of September 30, 2001 and the related consolidated statements of income and cashflows for the three months ended September 30, 2001 and 2000 and the consolidated statement of shareholders' equity for the three months ended September 30, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year. The Bank's 2001 Annual Report should be read as a supplement to this quarterly report. The statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


(2)      Loans

Loans are net of loan loss allowances of $842,027 at September 30, 2001 and $843,081 as of June 30, 2001.

(3)      Common Stock

The Bank currently has 7,439,650 shares of stock issued less ESOP shares of 130,166. As of September 30, 2001, Peoples had 947,686 stock options outstanding. From June 30, 2001 to September 30, 2001 no options were exercised.

(4)      Cash Dividend

A cash dividend of $.03 per common share was declared on September 25, 2001, to shareholders of record on October 5, 2001, payable on October 16, 2001.

(5)      Earnings Per Share

The following table is for the three-month periods ending September 30, 2001 and 2000 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                  Three Months Ended
                                                     September 30
Weighted average number of common shares          2001          2000
                                                ---------     ---------
  outstanding (basic EPS)                       7,439,650     7,437,964

Dilutive effect of stock options                  247,866       323,496
                                                ---------     ---------

Weighted average number of common shares
  and equivalents outstanding (diluted EPS)     7,687,516     7,761,460
                                                =========     =========

                       Peoples Savings Bank and Subsidiary

              Notes to Unaudited Consolidated Financial Statements
                 For the three months ended September 30, 2001

(6)      Segment Information

The Bank uses differences in products as the basis for defining its reportable segments. The Bank reports one product segment: Bank operations.

The Bank operations segment consists of the business of offering savings deposits through issuance of savings accounts, money market accounts and certificates of deposit and lending or utilizing funds primarily for the purchase, construction and improvement of real estate. The largest percentage of the mortgage loans are fixed-rate mortgages. The Bank also attempts to originate as many adjustable-rate mortgages as feasible. Mortgage loans are generally made for up to thirty years in length. The Bank's principal sources of income are interest on mortgage loans and fees for service charges, as well as interest and dividends on investments.

In addition to the product segment, the Bank reports on personal trust services in an Other segment. The Bank began trust operations in July 1995 and derives revenue from management fees charged by the Trust Department for serving as trustee, custodian of IRA accounts, and agent for personal investment accounts. Fees are based on market values of each account and are charged quarterly as a percentage of market value based on a published fee schedule. The Trust Department sponsors no common, mutual, or proprietary funds.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies of the Bank's 2001 Annual report. There have been no changes since the 2001 Annual Report in the basis of segmentation or on the basis of measurement of segment profit or loss. The Bank evaluates performance of the segments based on net income. The Bank does not evaluate assets by segment; therefore assets are not included in the table below.

The following table summarizes the financial results of the Bank's business segments for the three months ending September 30, 2001 and 2000.

                            Bank Operations      Other          Total
                            ---------------      -----          -----
       2001
       ----
Interest income                $4,043,316           --       $4,043,316
Interest expense                2,105,697           --        2,105,697
                               ----------     ----------     ----------
Net interest income             1,937,619           --        1,937,619
                               ----------     ----------     ----------
Non-interest income               195,297        188,536        383,833
Federal income tax expense        313,207         17,554        330,761
Net income                        595,558         33,326        628,884


                            Bank Operations      Other         Total
                            ---------------      -----         -----
       2000
       ----
Interest income                $4,033,355           --       $4,033,355
Interest expense                2,327,144           --        2,327,144
                               ----------     ----------     ----------
Net interest income             1,706,211           --        1,706,211
                               ----------     ----------     ----------
Non-interest income               149,657        206,565        356,221
Federal income tax expense        296,626         25,874        322,500
Net income                        571,242         50,227        621,469

                          Peoples Savings Bank of Troy

                               September 30, 2001

Management Discussion and Analysis of the Financial Condition and Results of Operations.

General

      During the first quarter of fiscal 2002, the Bank earned $628,884. Compared to the first quarter of fiscal 2001, net income increased by $7,415, or 1.2%. The increase in income was due to an increase in net interest income as well as non-interest income, partially offset by an increase in non-interest expenses and Federal income taxes.

      The asset size of the Bank grew by $216,304 from June 30, 2001 to September 30, 2001. The asset growth was due to the growth in loan balances as a result of the continued strong origination market in the Troy and Miami County area. The Bank funded this loan growth primarily through an increase in deposits.

      The Bank's Core and Tangible Capital Ratios, as of September 30, 2001, were 10.13% of Total Assets. As of September 30, 2001, the Bank's Risk-based Capital Ratio was 16.85% of total risk-adjusted assets. The percentage of nonperforming loans to gross loans was .17% on September 30, 2000 to .45% on September 30, 2001. The percentage of nonperforming loans to gross loans was
 .22% at June 30, 2001.

      At September 30, 2001 the Bank had no impaired loans.

Note Regarding Forward Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Peoples Savings Bank's operations and Peoples Savings Bank's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein. But also include changes in the economy and interest rates in the nation and Peoples Savings Bank's market area.

Changes in the allowance for loan losses are as follows:

                                                          September 30,
                                                        2001         2000
                                                      --------     --------
     Allowance at beginning of period                 $843,081     $887,882
     Provision charged to income                         2,000         --
     Recoveries of amounts previously charged off        1,614          115
     Losses charged to allowance                         4,668        2,732
     Allowance at end of period                       $842,027     $885,265
                                                      ========     ========

         The following table compares loans greater than 90 days past due and on non-accrual and those loans greater than 90 days and still accruing.

                                            September 30,
                                          2001         2000
                                         --------     --------
     Past due 90+ on non-accrual         $100,298     $104,100
     Past due 90+ and still accruing      806,229      183,200
                                         --------     --------
     Total loans 90+ past due             906,527      338,600
                                         ========     ========

         The Trust Department had $141,667,000 in assets under management as of September 30, 2001 compared to $154,400,000 as of September 30, 2000. At June 30, 2001 assets under management were $143,567,000.

Three Months Ended September 2001 Compared to September 2000

Overall

         Peoples Savings Bank earned $628,884 for the first quarter of fiscal 2002 compared to $621,469 for the same period last year. The increase was primarily due to the increase in net interest income as well as non-interest income partially offset by an increase in non-interest expenses and Federal income tax expense.

Interest Income

         The Bank's interest income increased by $9,961 for the three-month period ended September 30, 2001 over the same period in 2000. Although loan balances increased by approximately $4.6 million from September 30, 2000 to September 30, 2001 a corresponding interest income increase was partially offset by lower interest rates on the loan growth.

Interest Expense

         The decrease in interest expense during the three-month period ended September 30, 2001 compared to September 30, 2000 of $221,447, was due to a decrease in interest expense on both deposits and borrowings. The Bank's cost of savings decreased by 66 basis points for the period ended September 30, 2001, relative to September 30, 2001.

Net Interest Income

         The Bank's net interest income increased by $231,408 for the three-month period ended September 30, 2001 over the same period in 2000. The net interest rate spread increased by 17 basis points for the period, and loans increased by $1.49 million in the quarter. Management believes that the net interest margin may increase somewhat in fiscal 2002 as a result of expected stable loan originations a decrease in interest rates of the Bank's liabilities.

Provision for Loan Losses

        Management recorded a $2,000 provision for loan loss in the first quarter of fiscal 2002. This was a result of management's analysis of the allowance accounts in relation to the current quality of the loan portfolio and a decrease in the level of allowance during the fiscal year ended June 30, 2001. If the quality of the portfolio diminishes or as the level of allowance decreases, management may deem it necessary to provide for loan losses in future periods.

Non-interest Income

        Non-interest income increased by $27,612 for the period ended September 30, 2001 from the same period in 2000. Service charges and other miscellaneous income increased by $45,640 for the period. This increase was partially offset by a decrease in revenue from the Trust Department due to a decrease in the market value of assets under management.

Non-interest Expenses

Non-interest expenses, for the three-month period ended September 2001, increased by $241,343 as compared to the same period last year. The increase resulted primarily from increases in compensation, advertising, professional and legal expenses and State of Ohio franchise taxes. The Bank opened a full service banking center in Clayton, Ohio in January 2001. In addition the Bank announced its intentions in June 2001 to form a savings and loan holding company. These items are in keeping with management's growth strategy, and while initial startup expenses are expected to exceed revenues, management believes the branch and the holding company will add to the long-term profitability of the organization.

Federal Income Tax Expense

        The Bank's federal income tax expense increased slightly by $8,260 during the period ended September 30, 2001, compared to the same period ended 2000, principally as a result of the increase in earnings.

Regulatory Capital Requirements

         Savings and Loans are subject to regulatory capital requirements. The Bank met all three tiers of the capital requirements as of September 30, 2001. At that date, the Bank had tangible capital of $21,788,865 or 10.13% of total assets, which was $18,563,008 in excess of the tangible requirement of 1.5% of total assets or $3,225,857. The Bank's capital exceeded the core leverage requirement of 3% of total assets or $6,451,714 by $15,337,151 with core capital of $21,778,865 or 10.13% of total assets. The Bank had risk-based capital of $22,630,892 or 16.85% of risk-adjusted assets, as defined by FIRREA, which was $11,884,587 in excess of the requirement of $10,746,305 or 8% of risk-adjusted assets. By meeting all three of these standards, Management believes it will not be subject to any OTS restrictions as of September 30, 2001.

Liquidity

        In accordance with the Office of Thrift Supervision regulations, Peoples is required to maintain liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawal savings deposits plus short-term borrowings. This liquidity requirement is currently at 4%, but may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%. For September 2001 Peoples had average liquid assets of $6.05 million or 4.38% liquidity, which was $525 thousand in excess of its liquidity requirements for such quarter.

Recent Accounting Pronouncements

         In July 2001, the FASB (Financial Accounting Standards Board) issued Statements (SFAS) No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Intangible Assets". These Statements will have no material effect on the Company at this time since it has not been involved in a "business combination" subject to SFAS No. 141 and does not have goodwill or other intangible assets subject to SFAS No. 142.

Item III. Quantitative and Qualitative Disclosures about Market Risk

        There has been no significant change in the Bank's market risk since June 30, 2001, except as discussed in the Management Discussion and Analysis.

Part II.  OTHER INFORMATION

Item I.    Legal Proceedings

         The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time the Association is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans made by it.

Item II.   Changes in Securities

         Not Applicable

Item III.   Defaults upon Senior Securities

                  Not Applicable

Item IV.   Submission of Matters to a vote of Security Holders

     The Annual Meeting of shareholders of Peoples Savings Bank of Troy was held on October 31, 2001 at The Market Square Community Room, Troy, Ohio at 3:00 p.m. Proxies were solicited from shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. The meeting included the following matters voted upon by shareholders:

     1. Elected G. Joseph Reardon, R. Douglas Haines and Richard W. Wallace to three-year terms on the Bank's Board of Directors. The vote was 6,289,555 in favor and 169,034 withheld for G. Joseph Reardon, 6,280,107 in favor and 178,482 withheld for R. Douglas Haines and 6,290,491 in favor and 168,098 withheld for Richard W. Wallace. G. Joseph Reardon was serving on the Board at the time of election. Incumbent Directors who were not nominees for election at the meeting are: William J. McGraw, Ronald B. Scott, Peter E. Jenkins, William E. Lukens, Thomas E. Robinson and James S. Wilcox. Donald Cooper and Richard W. Klockner retired as Directors on October 31, 2001 due to age limits for Directors. Elected. William E. Eickhoff to a one-year term as Director Emeritus. The vote was 6,278,363 in favor and 180,226 withheld.

     2. Approved the annual establishment of fiscal 2002 Directors fees under Proposal II of the proxy statement. The vote was 6,130,569 in favor and 232,030 against, with 95,990 abstaining.

     3. Adopted the Peoples Savings 2001 Stock Option and Incentive Plan under Proposal III of the proxy statement. The vote was 5,536,056 in favor and 436,205 against, with 85,468 abstaining.

     4. Adopted the Agreement of Merger under Proposal IV of the proxy statement. The vote was 5,940,197 in favor and 91,722 against, with 26,260 abstaining.

Item V.   Other Information

                  Not Applicable

Item VI.   Exhibits and Reports on Form 8-K

           Not Applicable

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2001                             /s/ Ronald B. Scott
       -------------------------------------         --------------------------
                                                     Ronald B. Scott,
                                                     President and a Director



Date:  November 14, 2001                             /s/ Mark A. Douglas
       -------------------------------------         --------------------------
                                                     Mark A. Douglas,
                                                     Treasurer