Form 10-Q
period 2001-12-31
PEOPLES OHIO FINANCIAL CORP
filed 2002-02-14
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period
                          ------------------------------------------------------

                         Commission File Number 0-49619
                                                -------

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Ohio                                         31-1795575
  -------------------------------                      ---------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)

  635 South Market Street, Troy, Ohio                   45373
  ------------------------------------                  -----
  (Address of Principal Executive Offices)             (Zip Code)

  Issuer's Telephone Number, including Area Code  (937) 339-5000

     -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILLED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      X                 NO
    --------------           ---------------

                      Applicable Only to Corporate Issuers

As of February 8, 2002, there were 7,439,650 common shares of the registrant issued and outstanding.


On January 31, 2002, Peoples Ohio Financial Corporation ("Peoples Ohio") became the holding company of Peoples Savings Bank of Troy ("Peoples Savings"). Prior to that time, Peoples Ohio had no substantial assets or liabilities. As a result, Peoples Ohio is filing the Peoples Savings 10-Q for the quarter ended December 31, 2001 as its own. The following financial information relates solely to Peoples Savings and its subsidiary.

                       PEOPLES SAVINGS BANK AND SUBSIDIARY
                       -----------------------------------

                                      INDEX
                                      -----

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

       ITEM I.      Financial Statements

                    Consolidated Balance Sheets as of December
                    31, 2001 and June 30, 2001.

                    Consolidated Statements of Income for the three and Six months ended December 31, 2001 and 2000.

                    Consolidated Statement of Shareholders'
                    Equity for the six months ended December 31, 2001.

                    Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000


                    Notes to Consolidated Financial Statements.

       ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       ITEM III.    Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

       Item I.      Legal Proceedings

       Item II.     Changes in Securities and Use of Proceeds

       Item III.    Defaults upon Senior Securities

       Item IV.     Submission of Matters to a Vote of Security Holders

       Item V.      Other Information

       Item VI.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE

INDEX TO EXHIBITS



                                                           PEOPLES SAVINGS BANK AND SUBSIDIARY
                                                               CONSOLIDATED BALANCE SHEETS

                                                                                                  DEC 31
                                                                                                   2001               JUNE 30
                                 ASSETS                                                        (UNAUDITED)             2001
                                 ------                                                      ---------------     ---------------
Cash on hand and in other financial institutions                                             $     3,608,917     $     5,118,227
Investment securities, held to maturity, (fair value of 1,242,934 and
  $1,503,000 at December 31 and June 30, 2001)                                                     1,238,225           1,484,294
Loans, net  of allowance for loan losses of 843,909 and 843,081                                  201,162,290         197,482,915
Office properties and equipment                                                                    4,373,008           4,193,858
Federal Home Loan Bank stock                                                                       4,937,800           4,785,900
Interest receivable                                                                                1,064,682           1,026,513
Other assets                                                                                         513,199             749,118
                                                                                             ---------------     ---------------

                                                              Total assets                   $   216,898,122     $   214,840,825
                                                                                             ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                                                   $   112,251,979     $   108,398,334
  Federal Home Loan Bank (FHLB) advances                                                          80,414,632          83,521,561
  Interest payable                                                                                   357,199             259,813
  Other liabilities                                                                                1,425,430           1,277,946
                                                                                             ---------------     ---------------

                                                              Total liabilities                  194,449,241         193,457,654
                                                                                             ---------------     ---------------
Commitments and Contingent Liabilities                                                                   --                  --

Equity for ESOP Shares                                                                               509,685             381,498

Shareholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized; none issued or outstanding                                                              --                  --
  Common stock, $1.00 par value, 90,000,000 shares
    authorized; 7,439,650 and  7,439,650 shares issued less
    ESOP shares of 135,916 and 127,166                                                             7,303,734           7,312,484
  Additional paid-in capital                                                                         203,084             203,084
  Retained earnings                                                                               14,432,378          13,486,105
                                                                                             ---------------     ---------------

                                                              Total shareholders' equity          21,939,196          21,001,673
                                                                                             ---------------     ---------------
                                                                                             $   216,898,122     $   214,840,825
                                                                                             ===============     ===============
    See notes to Consolidated Financial Statements

                                                 PEOPLES SAVINGS BANK AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                            DEC 31                     DEC 31
                                                                                      2001         2000          2001         2000
                                                                                      ----         ----          ----         ----
INTEREST INCOME
   Interest and fees on loans                                                    $3,961,725   $3,955,700   $7,890,276   $7,845,700
   Interest on mortgage-backed securities and other securities                       21,509       29,986       46,256       61,675
   Other interest and dividend income                                                69,800      103,004      159,819      207,194
                                                                                 ----------   ----------   ----------   ----------
                                                 Total interest income            4,053,034    4,088,690    8,096,351    8,114,569
                                                                                 ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Deposits                                                                         883,146    1,028,337    1,845,408    2,097,744
   Borrowings                                                                     1,085,947    1,419,370    2,229,382    2,677,108
                                                                                 ----------   ----------   ----------   ----------
                                                 Total interest expense           1,969,093    2,447,707    4,074,790    4,774,852
                                                                                 ----------   ----------   ----------   ----------

                                                 Net interest income              2,083,941    1,640,983    4,021,561    3,339,717

PROVISION FOR LOAN LOSSES                                                             6,000                     8,000         --
                                                                                 ----------   ----------   ----------   ----------
                                                 Net interest income after
                                                 provision for loan losses        2,077,941    1,640,983    4,013,561    3,339,717
                                                                                 ----------   ----------   ----------   ----------
OTHER INCOME
   Service charges on deposit accounts and other                                    156,491      131,340      298,522      253,884
   Fiduciary activities                                                             197,318      208,802      385,854      415,366
   Other income                                                                      44,806       47,742       98,072       82,336
                                                                                 ----------   ----------   ----------   ----------
                                                 Total other income                 398,615      387,884      782,448      751,585
                                                                                 ----------   ----------   ----------   ----------
OTHER EXPENSES
   Salaries and employee benefits                                                   660,036      531,321    1,293,415    1,076,618
   Net occupancy expenses                                                           102,848       74,211      203,511      160,165
   Equipment expenses                                                                38,476       31,772       74,561       60,543
   Data processing fees                                                              87,675      103,855      192,418      195,506
   State of Ohio franchise taxes                                                     56,250       48,115      112,500       96,230
   Other expenses                                                                   524,091      351,223      952,777      669,901
                                                                                 ----------   ----------   ----------   ----------
                                                 Total other expenses             1,469,376    1,140,497    2,829,182    2,258,964
                                                                                 ----------   ----------   ----------   ----------

      INCOME BEFORE FEDERAL INCOME TAX                                            1,007,181      888,370    1,966,826    1,832,338

FEDERAL INCOME TAX EXPENSE                                                          347,167      303,530      677,927      626,030
                                                                                 ----------   ----------   ----------   ----------

NET INCOME                                                                       $  660,015   $  584,840   $1,288,899   $1,206,308
                                                                                 ==========   ==========   ==========   ==========

                                                     BASIC EARNINGS PER SHARE    $     0.09   $     0.08   $     0.17   $     0.16
                                                   DILUTED EARNINGS PER SHARE    $     0.09   $     0.08   $     0.17   $     0.16
                                                      DIVIDENDS PER SHARE                                  $    0.030   $    0.015



                 See notes to Consolidated Financial Statements


                                        PEOPLES SAVINGS BANK AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                                    (Unaudited)

                                                                    Additional                                Total
                                                   Common             paid-in            Retained         shareholders'
                                                    stock             capital            earnings            equity
                                             -----------------    --------------     ----------------  -----------------
BALANCE AT JUNE 30, 2001                        $  7,312,484       $    203,084        $ 13,486,105        $ 21,001,673

Net income                                              --                 --             1,288,899           1,288,899
Cash dividend declared
   on common stock ($.030 per share)                    --                 --              (223,190)           (223,190)

Net change in equity from ESOP                        (8,750)                              (119,437)           (128,187)
   shares
                                                                                                           ------------
BALANCE AT DECEMBER 31, 2001                    $  7,303,734       $    203,084        $ 14,432,378        $ 21,939,196
                                                ============       ============        ============        ============

                 See Notes to Consolidated Financial Statements


                                                PEOPLES SAVINGS BANK AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                       DEC 31
                                                                                             2001                2000
                                                                                             ----                ----
OPERATING ACTIVITIES
          Net income                                                                  $   1,288,899        $   1,206,307
          Adjustments to reconcile net income
             to net cash provided by operating activities
            Provision for loan losses                                                         8,000                    0
            Depreciation and amortization                                                   173,792              162,811
            Amortization of deferred loan fees                                              (29,723)             (19,999)
            Investment securities amortization (accretion), net                              (1,948)                 -98
            Federal Home Loan Bank stock dividends                                          151,900             (161,200)
            Net change in other assets/ other liabilities                                   142,717             (982,247)
                                                                                      -------------        -------------
                    Net cash provided by operating activites                              1,733,637              205,574
                                                                                      -------------        -------------
INVESTING ACTIVITIES
          Net change in loans                                                            (3,657,652)          (6,610,924)
          Federal Home Loan Bank stock purchased                                                  0             (478,200)
          Proceeds from maturities of securities held to maturity                           244,121              144,662
          Purchases of premises and equipment                                              (352,942)            (671,230)
                                                                                      -------------        -------------
                                                                        Net cash used
                                                              by investing activities    (3,766,473)          (7,615,692)
                                                                                      -------------        -------------
FINANCING ACTIVITIES
          Net change in
            Interest-bearing demand and savings deposits                                  3,552,204            1,536,802
            Certificates of deposit                                                         301,441           (7,752,215)
          Proceeds from FHLB advances                                                   134,000,000          148,000,000
          Repayment of FHLB advances                                                   (137,106,929)        (134,100,502)
          Cash dividends                                                                   (223,190)            (111,595)
          Puchase of stock                                                                        0             (304,906)
          Proceeds from issuance of common stock                                               --                186,600
                                                                                      -------------        -------------

                                                                 Net cash provided by
                                                                 financing activities       523,526            7,454,184
                                                                                      -------------        -------------


Net Change in Cash and Cash Equivalents                                                  (1,509,310)              44,066

Cash and cash equivalents, Beginning of Period                                            5,118,227            4,082,300
                                                                                      -------------        -------------

Cash and cash equivalents, End of Period                                              $   3,608,917        $   4,126,366
                                                                                      =============        =============

          See notes to Consolidated Financial Statements

                       Peoples Savings Bank and Subsidiary

              Notes to Unaudited Consolidated Financial Statements


                   For the six months ended December 31, 2001


(1)      Basis of Presentation

The consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income and cashflows for the six months ended December 31, 2001 and 2000 and the consolidated statement of shareholders' equity for the six months ended December 31, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year. The Bank's 2001 Annual Report should be read as a supplement to this quarterly report. The statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


(2)      Loans

Loans are net of loan loss allowances of $843,909 at December 31, 2001 and $843,081 as of June 30, 2001.

(3)      Common Stock

As of December 31, 2001, the Bank had 7,439,650 shares of stock issued less ESOP shares of 135,916. As of December 31, 2001, the Bank had 959,686 stock options outstanding. From June 30, 2001 to December 31, 2001 no options were exercised.

(4)      Cash Dividend

A cash dividend of $.03 per common share was declared on September 25, 2001, to shareholders of record on October 5, 2001, payable on October 16, 2001.

(5)      Earnings Per Share

The following table is for the three and six-month periods ending December 31, 2001 and 2000 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                               Three Months Ended                     Six Months Ended
                                                                    December 31,                         December 31,
                                                               2001              2000              2001              2000
                                                               ----              ----              ----              ----
Weighted average number of common shares
  outstanding (basic EPS)                                   7,439,650         7,439,650         7,439,650         7,438,807

Dilutive effect of stock options                              319,710           267,881           283,788           295,689
                                                            ---------         ---------         ---------         ---------

Weighted average number of common shares
  and equivalents outstanding (diluted EPS)                 7,759,360         7,707,531         7,723,438         7,734,496
                                                            =========         =========         =========         =========

                       Peoples Savings Bank and Subsidiary

              Notes to Unaudited Consolidated Financial Statements
                   For the six months ended December 31, 2001

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

The following table summarizes the financial results of the Bank's business segments for the six months ending December 31, 2001 and 2000.


                                    Bank Operations                Other                   Total
                                    ---------------                -----                   -----
       2001
       ----
Interest income                        $8,096,351                     --                 $8,096,351
Interest expense                        4,074,790                     --                  4,074,790
                                       ----------               ----------               ----------
Net interest income                     4,021,561                     --                  4,021,561
                                       ----------               ----------               ----------
Non-interest income                       396,594                  385,854                  782,448
Federal income tax expense                639,091                   38,836                  677,927
Net income                              1,215,167                   73,732                1,288,899

                                    Bank Operations                Other                   Total
                                    ---------------                -----                   -----
       2000
       ----
Interest income                        $8,114,569                     --                 $8,114,569
Interest expense                        4,774,852                     --                  4,774,852
                                       ----------               ----------               ----------
Net interest income                     3,339,717                     --                  3,339,717
                                       ----------               ----------               ----------

Non-interest income                       336,220                  415,366                  751,586
Federal income tax expense                574,728                   51,302                  626,030
Net income                              1,106,721                   99,587                1,206,308

                       Peoples Savings Bank and Subsidiary

                                December 31, 2001

Note Regarding Forward Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Bank's operations and the Bank's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Bank's market area.

Management Discussion and Analysis of the Financial Condition and Results of Operations.

General

      During the quarter ended December 31, 2001, the Bank earned $660,015. Compared to the same quarter of fiscal 2001, net income increased by $75,175, or 12.9%. The increase in income was due to an increase in net interest income as well as non-interest income, partially offset by an increase in non-interest expenses and Federal income taxes.

      The asset size of the Bank grew by $2,057,297 from June 30, 2001 to December 31, 2001. The asset growth was due to the growth in loan balances as a result of the continued strong origination market in the Miami Valley area. The Bank funded this loan growth primarily through an increase in deposits.

      The Bank's Core and Tangible Capital Ratios, as of December 31, 2001, were 10.35% of Total Assets. As of December 31, 2001, the Bank's Risk-based Capital Ratio was 14.83% of total risk-adjusted assets. The percentage of nonperforming loans to gross loans was .19% on December 31, 2000 to .63% on December 31, 2001. The percentage of nonperforming loans to gross loans was .22% at June 30, 2001.

      At December 31, 2001 the Bank had no impaired loans.

Changes in the allowance for loan losses are as follows:

                                                                                     December 31,
                                                                  2001                   2000
                                                                  -----------------------------
Allowance at beginning of period, June 30,                        $ 843,081           $ 887,882
Provision charged to income                                           8,000                --
Recoveries of amounts previously charged off                          8,825                 226
Losses charged to allowance                                         (15,998)             (8,001)
Allowance at end of period                                        $ 843,909           $ 880,147
                                                                  =============================

         The following table compares loans greater than 90 days past due and on non-accrual and those loans greater than 90 days and still accruing.

                                                                             December 31,
                                                                        2001              2000
                                                                        ----              ----
Past due 90+ on non-accrual                                        $  149,828           $  178,439
Past due 90+ and still accruing                                     1,148,000              109,820
                                                                   ----------           ----------
Total loans 90+ past due                                           $1,297,828           $  288,259
                                                                   ==========           ==========

         The Trust Department had $144,355,765 in assets under management as of December 31, 2001 compared to $147,262,065 as of December 31, 2000. At June 30, 2001 assets under management were $143,567,000.

Three Months Ended December 2001 Compared to December 2000

Overall
         The Bank earned $660,015 for the second quarter of fiscal 2002 compared to $584,840 for the same period last year. The increase was primarily due to the increase in net interest income as well as non-interest income partially offset by an increase in non-interest expenses and Federal income tax expense.

Interest Income

         The Bank's interest income increased by $35,656 for the six-month period ended December 31, 2001 over the same period in 2000. Although loan balances increased by approximately $4.7 million from December 31, 2000 to December 31, 2001 a corresponding interest income increase was partially offset by lower interest rates on the loan growth.

Interest Expense

         The decrease in interest expense during the three-month period ended December 31, 2001 compared to December 31, 2000 of $478,614, was due to a decrease in interest expense on both deposits and borrowings. The Bank's cost of savings decreased by 126 basis points for the period ended December 31, 2001, relative to December 31, 2000.

Net Interest Income

         The Bank's net interest income increased by $442,958 for the three-month period ended December 31, 2001 over the same period in 2000. The net interest rate spread increased by 82 basis points for the period, and loans increased by $2.19 million in the quarter. Management believes that the net interest margin may increase somewhat in fiscal 2002 as a result of expected stable loan originations and a decrease in interest rates of the Bank's liabilities.

Provision for Loan Losses

        Management recorded a $6,000 provision for loan loss in the second quarter of fiscal 2002. This was a result of management's analysis of the allowance accounts in relation to the current quality of the loan portfolio and a decrease in the level of allowance during the fiscal year ended June 30, 2001. If the quality of the portfolio diminishes or as the level of allowance decreases, management may deem it necessary to provide for loan losses in future periods.

Non-interest Income

        Non-interest income increased by $10,731 for the period ended December 31, 2001 from the same period in 2000. Service charges and other miscellaneous income increased by $22,215 for the period. This increase was partially offset by a decrease in revenue from the Trust Department due to a decrease in the market value of assets under management.

Non-interest Expenses

Non-interest expenses, for the three-month period ended December 2001, increased by $328,879 as compared to the same period last year. The increase resulted primarily from increases in compensation, advertising, professional and legal expenses and State of Ohio franchise taxes. The Bank opened a full service banking center in Clayton, Ohio in January 2001. In addition the Bank announced its intentions in June 2001 to form a savings and loan holding company. While initial startup expenses are expected to exceed revenues, management believes the branch and the holding company will add to the long-term profitability of the organization.

Federal Income Tax Expense

        The Bank's federal income tax expense increased by $43,637 during the period ended December 31, 2001, compared to the same period ended 2000, principally as a result of the increase in earnings.

Regulatory Capital Requirements

         Savings and loans are subject to regulatory capital requirements. The Bank met all three tiers of the capital requirements as of December 31, 2001. At that date, the Bank had tangible capital of $22,448,881 or 10.35% of total assets, which was $19,195,409 in excess of the tangible requirement of 1.5% of total assets or $3,253,472. The Bank's capital exceeded the core leverage requirement of 3% of total assets or $6,506,944 by $15,941,937 with core capital of $22,448,881 or 10.35% of total assets. The Bank had risk-based capital of $23,292,790 or 14.83% of risk-adjusted assets, as defined by FIRREA, which was $10,731,082 in excess of the requirement of $12,561,708 or 8% of risk-adjusted assets. By meeting all three of these standards, Management believes it will not be subject to any OTS restrictions as of December 31, 2001.

Liquidity

        Total liquidity (consisting of cash and amounts due from deposit institutions, interest-bearing deposits in other banks, and investments securities) was $6.5 million at December 31, 2001, which is an increase of $450 thousand from September 30, 2001. The regulatory liquidity of the Bank was 5.25% at December 31, 2001 and 4.38% at September 30, 2001. Funds are available through FHLB advances to meet the Bank's liquidity needs.

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

Part II.  OTHER INFORMATION

Item I.    Legal Proceedings
        The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans made by it.

Item II.    Changes in Securities and Use of Proceeds

            Not Applicable

Item III.   Defaults upon Senior Securities

                Not Applicable

Item IV.    Submission of Matters to a Vote of Security Holders

                Not Applicable

Item V.   Other Information
                  Not Applicable

Item VI.   Exhibits and Reports on Form 8-K

           3(i) Peoples Ohio Financial Corporation Articles of Incorporation, as amended
           3(ii) Peoples Ohio Financial Corporation Amended and Restated Code of Regulations

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Peoples Ohio Financial Corporation



 Dated: February 4, 2002                 By  /s/ Ronald B. Scott
                                            ------------------------------------
                                             Ronald B. Scott
                                             President



                                         By  /s/ Mark A. Douglas
                                            ------------------------------------
                                             Mark A. Douglas
                                             Treasurer

                                Index to Exhibits


Item                   Description

3(i)      Peoples Ohio Financial Corporation    Incorporated by reference to the
          Articles of Incorporation             Form 8-A filed by Peoples Ohio
                                                Financial Corporation with the
                                                Securities Exchange Commission
                                                on February 8, 2002 (the "Form
                                                8-A"),Exhibit 2(a)

3(ii)     Peoples Ohio Financial Corporation    Incorporated by reference to the
          Amended and Restated Code of          Form 8-A, Exhibit 2(b)
          Regulations