Form 10-Q
period 2002-03-31
PEOPLES OHIO FINANCIAL CORP
filed 2002-05-13
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period
                         -----------------------------------------------------

                         Commission File Number 0-49619
                                                -------
                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  OHIO                                  31-1795575
        -----------------------------                   ----------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification Number)

      635 SOUTH MARKET STREET, TROY, OHIO                   45373
      -----------------------------------                   -----
   (Address of Principal Executive Offices)               (Zip Code)

         Issuer's Telephone Number, including Area Code  (937) 339-5000

        -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

                      Applicable Only to Corporate Issuers

As of April 17, 2002, there were 7,439,650 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION
                       ----------------------------------
                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION
--------------------------------

           ITEM I.    Financial Statements

                      Condensed Balance Sheets as of March 31,
                      2002 and June 30, 2001.

                      Condensed Statements of Income for the three and Nine months ended March 31, 2002 and 2001.

                      Condensed Statement of Shareholders' Equity for the nine months ended March 31, 2002.

                      Condensed Statements of Cash Flows for the nine months ended March 31, 2002 and 2001
..

                      Notes to Condensed Financial Statements.

           ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           ITEM III.  Quantitative and Qualitative Disclosures about Market
                      Risk

PART II.   OTHER INFORMATION
----------------------------

           Item I.    Legal Proceedings

           Item II.   Changes in Securities and Use of Proceeds

           Item III.  Defaults upon Senior Securities

           Item IV.   Submission of Matters to a Vote of Security Holders

           Item V.    Other Information

           Item VI.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE
--------------
INDEX TO EXHIBITS
-----------------

                       PEOPLES OHIO FINANCIAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                                   MARCH 31           JUNE 30
                                                                                                     2002               2001
                           ASSETS                                                                (Unaudited)
                           ------                                                               ------------        ------------
Cash on hand and in other financial institutions                                                $  5,254,483        $  5,118,227
Investment securities, held to maturity, (fair value of $1,164,301 and
  $1,503,000 at March 31, 2002 and June 30, 2001)                                                  1,127,903           1,484,294
Loans, net  of allowance for loan losses of $831,246 and $843,081                                201,149,107         197,482,915
Office properties and equipment                                                                    4,575,099           4,193,858
Federal Home Loan Bank stock                                                                       4,992,500           4,785,900
Interest receivable                                                                                1,134,443           1,026,513
Other assets                                                                                         688,485             749,118
                                                                                                ------------        ------------

                                                              Total assets                      $218,922,020        $214,840,825
                                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                                                      $118,271,971        $108,398,334
  Federal Home Loan Bank (FHLB) advances                                                          75,859,912          83,521,561
  Interest payable                                                                                   220,463             259,813
  Other liabilities                                                                                1,651,701           1,277,946
                                                                                                ------------        ------------

                                                              Total liabilities                  196,004,047         193,457,654
                                                                                                ------------        ------------
Commitments and Contingent Liabilities                                                                  --                  --

Equity for ESOP Shares                                                                               472,360             381,498

Shareholders' equity:
  Preferred stock, $1.00 par value, 1,000,000  shares
    authorized; none issued or outstanding                                                              --                  --
  Common stock, $1.00 par value, 14,000,000 shares
    authorized; 7,439,650 and  7,439,650 shares issued less
    ESOP shares of 136,916 and 127,166                                                             7,302,734           7,312,484
  Additional paid-in capital                                                                         203,084             203,084
  Retained earnings                                                                               14,939,795          13,486,105
                                                                                                ------------        ------------

                                                              Total shareholders' equity          22,445,613          21,001,673
                                                                                                ------------        ------------
                                                                                                $218,922,020        $214,840,825
                                                                                                ============        ============

                  See Notes to Condensed Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   MAR 31                     MAR 31
                                                                            2002          2001           2002            2001
                                                                         ----------    -----------    -----------    -----------
Interest income
   Interest and fees on loans                                            $3,834,695    $ 3,966,972    $11,724,971    $11,834,450
   Interest on mortgage-backed securities and other securities               20,662         26,161         66,918         80,490
   Other interest and dividend income                                        56,902        101,566        216,721        308,745
                                                                         ----------    -----------    -----------    -----------
                                             Total interest income        3,912,259      4,094,699     12,008,610     12,223,685
                                                                         ----------    -----------    -----------    -----------
Interest expense
   Deposits                                                                 768,212      1,023,000      2,613,620      3,120,744
   Borrowings                                                             1,011,640      1,373,271      3,241,022      4,050,380
                                                                         ----------    -----------    -----------    -----------
                                             Total interest expense       1,779,852      2,396,271      5,854,642      7,171,124
                                                                         ----------    -----------    -----------    -----------

                                             Net interest income          2,132,407      1,698,428      6,153,968      5,052,561

Provision for loan losses                                                    18,000             --         26,000             --
                                                                         ----------    -----------    -----------    -----------
                                             Net interest income after
                                             provision for loan losses    2,114,407      1,698,428      6,127,968      5,052,561
                                                                         ----------    -----------    -----------    -----------
Other income
   Service charges on deposit accounts and other                            151,457        123,197        449,979        377,081
   Fiduciary activities                                                     193,288        200,953        579,142        616,319
   Other income                                                              41,967         33,211        140,039        101,127
                                                                         ----------    -----------    -----------    -----------
                                             Total other income             386,712        357,361      1,169,160      1,094,527
                                                                         ----------    -----------    -----------    -----------
Other expenses
   Salaries and employee benefits                                           667,224        522,758      1,960,639      1,599,376
   Net occupancy expenses                                                    95,586         95,178        299,097        255,343
   Equipment expenses                                                        36,687         29,930        111,248         90,473
   Data processing fees                                                     103,239        106,484        295,657        301,990
   State of Ohio franchise taxes                                             60,404         56,301        172,904        152,530
   Other expenses                                                           424,743        322,919      1,377,520        992,821
                                                                         ----------    -----------    -----------    -----------
                                             Total other expenses         1,387,883      1,133,570      4,217,065      3,392,534
                                                                         ----------    -----------    -----------    -----------

      Income before Federal income tax                                    1,113,236        922,219      3,080,063      2,754,554

Federal income tax expense                                                  383,756        315,086      1,061,683        941,116
                                                                         ----------    -----------    -----------    -----------

Net income                                                               $  729,480    $   607,133    $ 2,018,380    $ 1,813,438
                                                                         ==========    ===========    ===========    ===========

                                              Basic Earnings Per Share   $     0.10    $      0.08    $      0.27    $      0.24
                                            Diluted Earnings Per Share   $     0.09    $      0.08    $      0.26    $      0.23
                                                   Dividends Per Share   $     0.035                  $     0.065    $     0.030

                   See notes to Condensed Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                  Additional                           Total
                                                  Common           paid-in          Retained        shareholders'
                                                  stock            capital          earnings            equity
                                               -----------        ---------       -----------        ------------
BALANCE AT JUNE 30, 2001                       $ 7,312,484        $ 203,084       $ 13,486,105       $ 21,001,673
Net income                                            --               --            2,018,380          2,018,380
Cash dividend declared
   on common stock ($.065 per share)                  --                --            (483,578)          (483,578)
Exercise of stock options                                0              --                --                    0
Tax benefit from exercise of stock                       0
    options                                           --                --                   0                  0
Purchase of stock                                        0
Net change in equity from ESOP                      (9,750)                            (81,112)           (90,862)
   shares
                                               -----------        ---------       ------------       ------------
BALANCE AT MARCH 31, 2002                      $ 7,302,734        $ 203,084       $ 14,939,795       $ 22,445,613
                                               ===========        =========       ============       ============


                   See Notes to Condensed Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                    MAR 31
                                                                                          2002                   2001
                                                                                      -------------         -------------
OPERATING ACTIVITIES
              Net income                                                              $   2,018,380         $   1,813,438
              Adjustments to reconcile net income
                 to net cash provided by operating activities
                Provision for loan losses                                                    26,000                     0
                Depreciation and amortization                                               253,717               246,532
                Amortization of deferred loan fees                                          (67,377)              (16,115)
                Investment securities amortization (accretion), net                           1,852                  -146
                Federal Home Loan Bank stock dividends                                     (206,600)             (243,700)
                Net change in other assets/ other liabilities                               287,104              (759,629)
                                                                                      -------------         -------------
                        Net cash provided by operating activites                          2,313,076             1,040,380
                                                                                      -------------         -------------
INVESTING ACTIVITIES
              Net change in loans                                                        (3,624,809)           (7,823,208)
              Federal Home Loan Bank stock purchased                                              0              (478,200)
              Proceeds from maturities of securities held to maturity                       354,539               156,825
              Purchases of premises and equipment                                          (634,959)             (817,535)
                                                                                      -------------         -------------
                                                                 Net cash used
                                                       by investing activities           (3,905,229)           (8,962,118)
                                                                                      -------------         -------------
FINANCING ACTIVITIES
              Net change in
                Interest-bearing demand and savings deposits                             13,631,055             1,581,984
                Certificates of deposit                                                  (3,757,419)           (8,107,533)
              Proceeds from FHLB advances                                               180,000,000           255,591,027
              Repayment of FHLB advances                                               (187,661,649)         (241,742,960)
              Cash dividends                                                               (483,578)             (223,190)
              Puchase of stock                                                                    0              (304,906)
              Proceeds from issuance of common stock                                           --                 186,600
                                                                                      -------------         -------------
                                                          Net cash provided by
                                                          financing activities            1,728,409             6,981,022
                                                                                      -------------         -------------


Net Change in Cash and Cash Equivalents                                                     136,256              (940,716)

Cash and cash equivalents, Beginning of Period                                            5,118,227             4,082,300
                                                                                      -------------         -------------

Cash and cash equivalents, End of Period                                                 $5,254,483            $3,141,584
                                                                                         ==========            ==========

                   See notes to Condensed Financial Statements

                       Peoples Ohio Financial Corporation

                Notes to Unaudited Condensed Financial Statements


                    For the nine months ended March 31, 2002


(1)      Basis of Presentation

The condensed balance sheet as of March 31, 2002 and the related condensed statements of income and cashflows for the nine months ended March 31, 2002 and 2001 and the condensed statement of shareholders' equity for the nine months ended March 31, 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of recurring items. Interim results are not necessarily indicative of results for a full year. The Bank's 2001 Annual Report should be read as a supplement to this quarterly report. The statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(2)      Loans

Loans are net of loan loss allowances of $831,246 at March 31, 2002 and $843,081 as of June 30, 2001.

(3)      Common Stock

As of March 31, 2002, the Bank had 7,439,650 shares of stock issued less ESOP shares of 136,916. As of March 31, 2002, the Bank had 959,686 stock options outstanding. From June 30, 2001 to March 31, 2002 no options were exercised.

(4)      Cash Dividend Payable

A cash dividend of $.035 per common share was declared on March 29, 2002, to shareholders of record on April 8, 2002, payable on April 29, 2002.

(5)      Earnings Per Share

The following table is for the three and nine-month periods ending March 31, 2002 and 2001 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                        Three Months Ended           Nine Months Ended
                                                              March 31,                    March 31,
                                                        2002           2001           2002           2001
                                                        ----           ----           ----           ----
Weighted average number of common shares
  outstanding (basic EPS)                             7,439,650      7,439,650      7,439,650      7,439,084
Dilutive effect of stock options                        259,107        250,186        275,456        280,418
                                                      ---------      ---------      ---------      ---------
Weighted average number of common shares
  and equivalents outstanding (diluted EPS)          7,698,757       7,689,836      7,715,106      7,719,502
                                                     =========       =========      =========      =========

                       Peoples Ohio Financial Corporation

                Notes to Unaudited Condensed Financial Statements
                    For the nine months ended March 31, 2002

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

In addition to the product segment, the Bank reports on personal trust services in another segment. The Bank began trust operations in July 1995 and derives revenue from management fees charged by the Trust Department for serving as trustee, custodian of IRA accounts, and agent for personal investment accounts. Fees are based on market values of each account and are charged quarterly as a percentage of market value based on a published fee schedule. The Trust Department sponsors no common, mutual, or proprietary funds.

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

The following table summarizes the financial results of the Bank's business segments for the nine months ending March 31, 2002 and 2001.


                                   Bank Operations          Other                 Total
       2002                        ---------------          -----                 -----
       ----
Interest income                     $12,008,610                 -               $12,008,610
Interest expense                      5,854,642                 -                 5,854,642
                                    -----------             -------             -----------
Net interest income                   6,153,968                 -                 6,153,968
                                    -----------             -------             -----------
Non-interest income                     590,018             579,142               1,169,160
Federal income tax expense            1,007,096              54,587               1,061,683
Net income                            1,914,744             103,636               2,018,380



                                   Bank Operations          Other                 Total
       2001                        ---------------          -----                 -----
       ----
Interest income                     $12,223,685                 -               $12,223,685
Interest expense                      7,171,124                 -                 7,171,124
                                    -----------             -------             -----------
Net interest income                   5,052,561                 -                 5,052,561
                                    -----------             -------             -----------
Non-interest income                     478,208             616,319               1,094,527
Federal income tax expense              867,577              73,539                 941,116
Net income                            1,670,685             142,753               1,813,438

                       Peoples Ohio Financial Corporation

                                 March 31, 2002

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

Item II. Management Discussion and Analysis of the Financial Condition and Results of Operations.

General

      During the quarter ended March 31, 2002, the Bank earned $729,480. Compared to the same quarter of fiscal 2001, net income increased by $122,348, or 20.2%. The increase in income was due to an increase in net interest income as well as non-interest income, partially offset by an increase in non-interest expenses and Federal income taxes.

      The asset size of the Bank grew by $4,081,195 from June 30, 2001 to March 31, 2002. The asset growth was due to the growth in loan balances as a result of the continued strong origination market in the Miami Valley area. The Bank funded this loan growth primarily through an increase in deposits.

      The Bank's Core and Tangible Capital Ratios, as of March 31, 2002, were 10.59% of Total Assets. As of March 31, 2002, the Bank's Risk-based Capital Ratio was 16.22% of total risk-adjusted assets. The percentage of nonperforming loans to gross loans was .32% on March 31, 2001 and .82% on March 31, 2002. The percentage of nonperforming loans to gross loans was .22% at June 30, 2001.

      At March 31, 2002 the Bank had no impaired loans.

Changes in the allowance for loan losses are as follows:

                                                                         March 31
                                                                  2002               2001
                                                                ---------------------------
Allowance at beginning of period, June 30,                      $843,081           $887,882
Provision charged to income                                       26,000                  -
Recoveries of amounts previously charged off                      10,168              2,745
Losses charged to allowance                                      (48,003)           (10,572)
                                                                ---------------------------
Allowance at end of period                                      $831,246           $880,055
                                                                ===========================

         The following table compares loans greater than 90 days past due and on non-accrual and those loans greater than 90 days and still accruing.

                                                                        MARCH 31
                                                                 2002                2001
                                                                 ----                ----
Past due 90+ on non-accrual                                   $1,093,642           $241,000
Past due 90+ and still accruing                                  533,155            312,682
                                                              ----------           --------
Total loans 90+ past due                                      $1,626,797           $553,682
                                                              ==========           ========

         The bank re-evaluated the loan grading system in the third quarter 2002. This change resulted in 12 loans being placed on non-accrual. Management feels that loans are adequately collateralized.

         The Trust Department had $145,975,432 in assets under management as of March 31, 2002 compared to $143,652,185 as of March 31, 2001. At June 30, 2001
assets under management were $143,567,000.

Three and Nine Months Ended March 2002 Compared to March 2001

Overall
             The Bank earned $729,480 for the third quarter of fiscal 2002 compared to $607,133 for the same period last year. The increase was primarily due to the increase in net interest income as well as non-interest income partially offset by an increase in non-interest expenses and Federal income tax expense.

Interest Income

         The Bank's interest income increased by $215,075 for the nine-month period ended March 31, 2002 over the same period in 2001. Although loan balances increased by approximately $3.4 million from March 31, 2001 to March 31, 2002 a corresponding interest income increase was partially offset by lower interest rates on the loan growth.

Interest Expense

         The decrease in interest expense during the three-month period ended March 31, 2002 compared to March 31, 2001, was due to a decrease in interest expense on both deposits and borrowings. The Bank's cost of savings decreased by 137 basis points for the period ended March 31, 2002, relative to March 31, 2001. Higher rate long-term CD's converted to lower rate short-term deposits. FHLB borrowings reduced due to deposit growth.

Net Interest Income

         The Bank's net interest income increased by $433,979 for the three-month period ended March 31, 2002 over the same period in 2001. Management believes that the net interest margin may increase somewhat in fiscal 2002 as a result of expected stable loan originations and a decrease in interest rates of the Bank's liabilities.

Provision for Loan Losses

        Management recorded a $18,000 provision for loan loss in the third quarter of fiscal 2002. This was a result of management's analysis of the allowance accounts in relation to the current quality of the loan portfolio and a decrease in the level of allowance during the fiscal year ended June 30, 2001. If the quality of the portfolio diminishes or as the level of allowance decreases, management may deem it necessary to provide for loan losses in future periods.

Non-interest Income

        Non-interest income increased by $29,351 for the three months ended March 31, 2002 from the same period in 2001. Service charges and other miscellaneous income increased by $37,016 for the period. This increase was partially offset by a decrease in revenue from the Trust Department due to a decrease in the market value of assets under management.

Non-interest Expenses

Non-interest expenses, for the three-month period ended March 2002, increased by $254,313 as compared to the same period last year. The increase resulted primarily from increases in compensation, advertising, professional and legal expenses and State of Ohio franchise taxes. The Bank opened a full service banking center in Clayton, Ohio in January 2001. In addition the Bank announced its intentions in June 2001 to form a savings and loan holding company. While initial startup expenses are expected to exceed revenues, management believes the branch and the holding company will add to the long-term profitability of the organization.

Federal Income Tax Expense

        The Bank's federal income tax expense increased by $68,670 during the period ended March 31, 2002, compared to the same period ended 2001, principally as a result of the increase in earnings.

Regulatory Capital Requirements

         Savings and loans are subject to regulatory capital requirements. The Bank met all three tiers of the capital requirements as of March 31, 2002. At that date, the Bank had tangible capital of $23,178,361 or 10.59% of total assets, which was $19,894,531 in excess of the tangible requirement of 1.5% of total assets or $3,283,830. The Bank's capital exceeded the core leverage requirement of 3% of total assets or $6,567,661 by $16,610,701 with core capital of $23,178,361 or 10.59% of total assets. The Bank had risk-based capital of $24,009,607 or 16.22% of risk-adjusted assets, as defined by FIRREA, which was $12,164,115 in excess of the requirement of $11,845,493 or 8% of risk-adjusted assets. By meeting all three of these standards, Management believes it will not be subject to any OTS restrictions as of March 31, 2002.

Liquidity

        Total liquidity (consisting of cash and amounts due from deposit institutions, interest-bearing deposits in other banks, and investments securities) was $6.2 million at March 31, 2002, which is a decrease of $300 thousand from December 31, 2001. The regulatory liquidity of the Bank was 4.54% at March 31, 2002 and 5.25% at December 31, 2001. Funds are available through FHLB advances to meet the Bank's liquidity needs.

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

PART II.  OTHER INFORMATION
---------------------------
Item I.   Legal Proceedings

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

          Not Applicable

Item V.   Other Information

          Not Applicable

Item VI.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                 3(i)         Peoples Ohio Financial Corporation         Incorporated by reference to the
                              Articles of Incorporation                  Form 8-A filed by Peoples Ohio Financial
                                                                         Corporation with the Securities Exchange
                                                                         Commission on February 8, 2002
                                                                         (the "Form 8-A"), Exhibit 2(a)

                3(ii)        Peoples Ohio Financial Corporation         Incorporated by reference to the Form 8-A,
                             Amended and Restated Code of Regulations   Exhibit 2(b)

          (b)  Reports on Form 8-K


                 (i)         Peoples Ohio Financial Corporation filed a Form 8-K on January 31, 2002, announcing the completion of the acquisition of Peoples Savings Bank of Troy, an Ohio chartered savings and loan association, on January 31, 2002.


                 (ii)        Peoples Ohio Financial Corporation filed a Form 8-K on March 14, 2002, announcing approval of a semi-annual dividend of $.035 per share to be paid on April 29, 2002, to shareholders of record on April 8, 2002, and also announcing the successful completion of the reorganization of Peoples Savings Bank of Troy into a holding company structure.

                 (iii)       Peoples Ohio Financial Corporation filed a Form 8-K on March 29, 2002, correcting information contained in the news release dated March 14, 2002, attached to its Form 8-K filed March 14, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Peoples Ohio Financial Corporation



 Dated: May 10, 2002                         By  /s/ Ronald B. Scott
                                                 ------------------------------
                                                 Ronald B. Scott
                                                 President



                                             By  /s/ Charlotte A. Stephenson
                                                 ------------------------------
                                                 Charlotte A. Stephenson
                                                 Chief Accounting Officer