Form 10-K
period 2002-06-30
PEOPLES OHIO FINANCIAL CORP
filed 2002-09-26
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2002
                        Commission File Number: 333-68802

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    OHIO                               31-1795575
          (State or other jurisdiction              I.R.S. Employer
        of incorporation or organization)          Identification No.

                    635 SOUTH MARKET STREET, TROY, OHIO 45373
                    (Address of principal executive offices)

                  Registrant's telephone number: (937) 339-5000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any other amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $22,352,222.

     The registrant had 7,508,354 shares of Common Stock outstanding as of September 13, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Annual Report to Shareholders are incorporated into
Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                      INDEX

                                                                                          PAGE
PART I.......................................................................................1
   ITEM 1  BUSINESS..........................................................................1
   ITEM 2  PROPERTIES.......................................................................16
   ITEM 3  LEGAL PROCEEDINGS................................................................16
   ITEM 4  SUBMISSION OF MATTERS............................................................16
PART II.....................................................................................16
   ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER....................16
   ITEM 6  SELECTED FINANCIAL DATA..........................................................17
   ITEM 7  MANAGEMENT'S.....................................................................17
   ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................17
   ITEM 8  FINANCIAL STATEMENTS.............................................................17
   ITEM 9  CHANGES IN AND...................................................................17
PART III....................................................................................17
   ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................17
   ITEM 11  EXECUTIVE COMPENSATION..........................................................18
   ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................18
   ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................18

PART IV.....................................................................................18
   ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................18

Signatures..................................................................................20


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Peoples Ohio Financial Corporation (the "Company") is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the "Bank"). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as, to take advantage of a more effective structure for expanded financial activities. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), and the Securities and Exchange Commission ("SEC"). At June 30, 2002, the Company had total assets of $219.9 million, total deposits of $120.4 million and total stockholders' equity of $23.1 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, all references to the Company include the Bank, unless otherwise indicated.

     The Bank, a state chartered savings and loan association, was originally chartered in 1890 as an Ohio mutual building and savings association and completed a successful stock conversion in December 1989. The Bank is primarily engaged in attracting retail deposits from Miami and northern Montgomery counties and the investment of those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by one-to-four family residential real estate throughout those same areas. The Bank also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, consumer loans, including automobile loans, home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. In addition to traditional banking services, the Bank provides full trust services through its trust department. The Bank also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage backed securities and other investments permitted by applicable law. The Bank's principal sources of income are interest on loans and fees for service charges and, to a lesser extent, interest and dividends on investments. The Bank obtains funds for its lending and investment activities through deposit growth, payments received from outstanding loans, and borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB").

     As a state-chartered savings and loan association, the Bank is regulated by the OTS and the Ohio Division of Financial Institutions ("ODFI").

                           MARKET AREA AND COMPETITION

     The Company is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its six offices located in the municipalities of Troy, Piqua and Clayton, Ohio, which are part of Miami and Montgomery counties. Miami county has historically benefited from the presence of several regional manufacturing and distribution operations, as well as a variety of metal fabricating related businesses. Montgomery county comprises the greater Dayton metropolitan area and is adjacent to Miami county. These counties are the primary market area for the Bank's lending and deposit gathering activities.

     The Company faces significant competition both in making loans and in attracting deposits. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term

                              CAUTIONARY STATEMENT

     In addition to historical information, this Annual Report may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the composition or quality of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               LENDING ACTIVITIES

     The Company originates residential and multi-family real estate loans for the purchase, refinance, construction, and development of real property. Mortgage loans generally are made up to thirty years in length. In addition, the Company originates consumer loans, where more emphasis is placed upon the individual's credit worthiness and less upon the value of the collateral. Consequently, these consumer loans are riskier than conventional mortgage loans, and carry a higher rate of interest to offset additional risk. Generally, consumer loans are written for terms not to exceed ten (10) years.

     In addition, from time to time, the Company originates non-residential and commercial loans, both secured by real estate and based on the credit worthiness of the borrower. Commercial loan originations are attempted to be done in a conservative manner and require careful loan underwriting, particularly in the areas of capacity to repay, collateral and credit terms. These principles are followed to protect the Company against excessive risk in the loan portfolio. Management takes into account local business conditions, the economy, and future capital requirements of the Company when originating these loans. The Company refinances existing commercial loans if doing so will improve the Company's collateral position or otherwise strengthen the loan. The commercial loan portfolio, while a relatively small portion of the entire loan portfolio, has begun to grow over time as a result of more aggressively pursuing creditworthy commercial borrowers in the Company's lending area.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information concerning of the composition of the consolidated loan portfolio at the dates indicated.

                                                            June 30,
                               ------------------------------------------------------------------
                                 2002      2002        2001       2001        2000       2000
                                 ----      ----        ----       ----        ----       ----
                                         Percent                Percent                Percent
                                         of Total               of Total               of Total
                                Amount     Loans      Amount      Loans      Amount      Loans
                                ------     -----      ------      -----      ------      -----
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                   $149,612    71.84%     $150,711    73.96%     $146,404    75.41%
  Commercial                     27,055    12.99        23,467    11.52        21,172    10.78
                                 ------    -----        ------    -----        ------    -----
     Total real estate          176,667    84.82       174,118    85.48       167,576    86.19
Construction                     14,660     7.04        12,817     6.29        14,842     7.55
Commercial business               5,529     2.66         5,323     2.61         3,450     1.76
Consumer                          5,146     2.47         4,769     2.34         4,293     2.18
Home improvement                  5,774     2.77         6,065     2.98         5,777     2.94
Secured by deposit account          470     0.23           612     0.30           548     0.28
                                 ------    -----       --------    -----        ------  -------
     Total loans, gross         208,246   100.00%      203,764   100.00%      196,486   100.00%
                                          ======                 ======                 =======
Less:
   Net deferred fees                132                    163                    170
   Undisbursed portion of loans   5,516                  5,275                  5,550
   Allowance for loan losses        882                    843                    888
                                    ---                    ---                    ---
     Total loans, net          $201,716               $197,483               $189,878
                                =======                =======                =======


                                                   June 30,
                                --------------------------------------------
                                   1999       1999        1998        1998
                                   ----       ----        ----        ----
                                            Percent                Percent
                                            of Total               of Total
                                  Amount      Loans      Amount      Loans
                                  ------      -----      ------      -----
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                      $130,676   74.36%      $104,753    76.41%
  Commercial                        16,728    9.52         11,426     8.33
                                    ------    ----        -------    -----
     Total real estate             147,404   83.88        116,179    84.74
Construction                        14,769    8.40          9,658     7.05
Commercial business                  2,269    1.29          1,355     0.99
Consumer                             4,513    2.57          4,469     3.26
Home improvement                     4,674    2.66          4,975     3.63
Secured by deposit account           2,013    1.20            452     0.33
                                     -----    ----       -------     -----
     Total loans, gross            175,642  100.00%       137,088   100.00%
                                             ======                 ======
Less:
   Net deferred fees                   208                    226
   Undisbursed portion of loans      7,254                  4,858
   Allowance for loan losses           880                    863
                                       ---                    ---
     Total loans, net             $167,300               $131,141
                                   =======                =======


LOAN PORTFOLIO MATURITY SCHEDULE

     The following table sets forth certain information regarding the contractual maturity of the Company's loan portfolio by type of loan at June 30, 2002. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                             Maturity Date During the
                                                              Years Ending June, 30
                                     --------------------------------------------------------------------
                                        Within one year   One to five years   Over five years       Total
                                        ---------------   -----------------   ---------------       -----
          (Dollars in Thousands)
          Real Estate Loans:
            1-4 family                          $ 7,500            $ 10,795          $131,317    $149,612
            Commercial                            6,438               4,910            15,707      27,055
                                                  -----               -----            ------      ------
               Total real estate                 13,938              15,705           147,024     176,667
          Construction                           10,002               3,454               495      13,951
          Commercial business                     3,086               2,090             1,062       6,238
          Consumer                                4,475                 664                 7       5,146
          Home improvement                        3,015                 803             1,956       5,774
          Secured by deposit account                270                  87               113         470
                                                    ---                  --               ---         ---
               Total loans, gross               $34,786             $22,803          $150,657    $208,246
                                                =======             =======          ========    ========



The following table sets fourth, at June 30, 2002, the dollar amount of gross loans receivable, contractually due after June 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                     Due after June 30, 2003
                                 With fixed interest rates    With adjustable interest rates              Total
                                 -------------------------    ------------------------------              -----
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                                      $138,182                            $3,931           $142,113
  Commercial                                        16,672                             3,945             20,617
                                                    ------                             -----             ------
     Total  real estate                            154,854                             7,876            162,730
Construction                                         3,771                               178              3,949
Commercial business                                  2,442                               704              3,151
Consumer                                               671                                 -                671
Home improvement                                     2,759                                 -              2,759
Secured by deposit account                             200                                 -                200
                                                       ---                            ------                ---
     Total loans, gross                           $164,697                            $8,762           $173,460
                                                  ========                            ======           ========


RESIDENTIAL LENDING

     The largest portion of the Company's loans are made for the purpose of enabling borrowers to purchase and construct real property secured primarily by first liens on such property. At June 30, 2002, the net book value of the Company's total loan portfolio of $201.7 million represented approximately 91.7% of total assets. Approximately 71.8% of the total gross loan portfolio, or $149.6 million, consisted of loans secured by mortgages on one-to-four family residences. In addition, the Company maintained a loan servicing portfolio of approximately $336,000 at June 30, 2002, as a result of its secondary mortgage market activities and participations.

     At June 30, 2002, 4.2% of the Company's total gross loan portfolio consisted of adjustable-rate loans including adjustable-rate mortgages ("ARMs"). Most ARMs adjust based on changes in US Treasury Securities Indices. ARMs generally have been retained for the Company's own portfolio. At June 30, 2002, there were no loans held for sale.

     The original contractual loan payment period for one-to-four family residential loans originated by the Company has been between 10 and 30 years. Historically, however, industry statistics and the Company's own experience have indicated the average life of long-term loans to be substantially less than the contractual period.

     The Company generates residential mortgage loan activity from several sources. The majority of the portfolio is obtained directly by the Company's own loan officers and referrals from local real estate brokers and construction contractors. Customer referrals are also important sources of new residential loans.

     The Company's underwriting standards are intended to ensure that borrowers are sufficiently creditworthy, and all of the Company's lending is subject to written underwriting guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations.

     Appraised values of collateral are primarily determined through on-site inspections supported by written reports and comparables performed by qualified fee appraisers approved by the Board of Directors. Appraisals on one-to-four family residential mortgage loans are required by the Company's Board to meet Federal Home Loan Mortgage Corporation ("FHLMC") and regulatory guidelines. The Company requires title insurance for most mortgage loan transactions. Borrowers also must obtain hazard insurance prior to closing, with the Bank as the primary loss payee, and, when required, flood insurance.

     Under current regulations of the OTS, a real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. The Company makes fixed-rate home loans or ARMs with loan-to-value ratios of up to 95% of the appraised value of the security property. Most loans which are approved have 80% or less loan-to-value ratios. In the past, for any mortgage loan, that part of the unpaid balance which exceeded 80% of the property's value was generally insured or guaranteed by a private mortgage insurance company. More recently, this insurance has not been required. In fiscal 2002, approximately $9,254,000 in loans were originated in which the loan-to-value ratio was over 80%. This compares to approximately $7,868,000 originated in fiscal 2001. The outstanding balance of loans with a loan-to-value ratio over 80% at June 30, 2002 and 2001 was $22,935,000 and $23,362,000, respectively. The
Bank's Loan Committee approves all loans over $400,000. Any loans over $600,000 must be approved by the full Board of Directors.

NON-RESIDENTIAL REAL ESTATE LOANS

     The Company has supplemented its residential real estate lending activities by the origination of commercial real estate loans secured by office buildings and other income-producing properties. At June 30, 2002, the Company had approximately $27.1 million (or 13.0% of its total loan portfolio) in commercial real estate loans. The Company's policy is to make commercial real estate loans secured by a first lien on the property and generally loan up to a maximum of 80% of the appraised value of the real estate as determined by an independent appraisal. Commercial real estate loans are inherently riskier than residential loans but offer higher interest rates. The decision to originate loans of this type is based on the economy, local business conditions, required capital standards, and the level of risk involving such loans. Management, from time to time, will refinance existing commercial loans, if doing so will improve the Company's collateral position or otherwise strengthen the loan, thereby lowering the overall risk of the loan. The commercial loan portfolio, while a relatively small portion of the entire loan portfolio, continues to grow as a result of more management's focus on lending to creditworthy commercial borrowers in the Company's lending areas.

     All savings associations are required to conform to requirements on investing in loans secured by nonresidential real property so that such loans may not, in the aggregate, exceed 400% of the savings association's capital. The Bank's' current capital would allow it to have more than $92.4 million invested in this category of assets.

CONSTRUCTION LOANS

     The Company makes loans for the construction of residential and non-residential real estate. These loans generally convert, upon completion of construction, to residential and non-residential mortgage loans as described above. The construction loans are secured by a mortgage on the real property and disbursements are made based on the percentage of construction completed. At June 30, 2002, the Company had approximately $14.7 million (or 7.0% of its total loan portfolio) in construction loans.

COMMERCIAL LOANS

     At June 30, 2002, the Company had approximately $5.5 million (or 2.7% of its total loan portfolio) in commercial loans. The Company originates commercial loans in a conservative manner, based upon the creditworthiness of the borrower. Management also takes into consideration such factors as business conditions of the economy as a whole, local business conditions, required capital standards and the current level of risk found in the Company's commercial loan portfolio, when originating these loans.

CONSUMER LOANS

     At June 30, 2002, the Company had approximately $5.1 million (or 2.5% of its total loan portfolio) in consumer loans. Consumer loans generally are made for terms not to exceed ten years and typically are made for five years or less at fixed rates. Demand for residential real estate secured consumer loans continues to be strong due to certain provisions of the Tax Reform Act of 1986 (the "Tax Act") which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

HOME IMPROVEMENT LOANS

     At June 30, 2002, the Company had approximately $5.7 million (or 2.8% of its total loan portfolio) in home improvement loans. Home improvement loans generally are made for terms not to exceed 15 years and typically are made for 5 years or less at (fixed or variable) rates. Similar to consumer loans, demand for residential real estate secured home improvement loans continues to be strong due to certain provisions of the Tax Act which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

ORIGINATION AND SALE OF LOANS

     The Company originates residential real estate, commercial real estate, commercial and consumer loans. The Company may purchase loans or mortgage-backed securities during periods of slackened loan demand or increased competition in local markets. As of June 30, 2002, loans secured by collateral outside of Ohio represented less than 1% of total loans.

     The Company has in the past sold loans in the secondary mortgage market. The Company has sold primarily fixed-rate residential mortgage loans and, as of June 30, 2002, is servicing approximately $336,000 of such loans for the benefit of others.

     The following table shows total loan origination and advances, repayment and sale activity, during the periods indicated.


                                                          Year Ended June 30,
                                        -------------------------------------------------------
                                                 2002               2001            2000
                                                 ----               ----            ----
Loans originated:                                        (In thousands)
     Mortgage loans                           $64,516            $39,067         $40,875
     Consumer loans                             7,311              7,849           9,294
     Commercial loans                           3,712             16,842           7,531
                                                -----             ------         -------
        Total loans originated                 75,539             63,758          57,700
Loan principal  repayments                   (71,057)           (57,192)         (39,406)
Other net items (1)                             (249)              1,039           4,284
                                                -----             ------         -------
        Net loan increase                     $ 4,233            $ 7,605        $ 22,578
                                                =====              =====          ======



(1)Consists of loans in process and loan loss reserves.

                       DELINQUENCIES AND CLASSIFIED ASSETS

DELINQUENT LOANS

     Loans are considered delinquent and late charges are generally assessed when permitted by the loan contract if a borrower's payment is past due beyond any applicable grace period. When a borrower fails to make a required payment on a loan, the Company sends a written notice to the borrower. If the delinquency has not been cured by the time the loan becomes 30 days past due, Company personnel attempt to contact the borrower by telephone or mail. In most cases, delinquencies are cured promptly. The Company may attempt to work out a repayment schedule depending upon the facts and circumstances of each case. After a real estate loan is 90 days delinquent, if management determines that collection is unlikely, the Company's attorneys will generally institute a foreclosure action.

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

     If a foreclosure action is instituted on real estate-secured loans and the loan is not reinstated, paid in full or refinanced, the property is sold at a sheriff's sale, at which the Company may be the buyer. Thereafter, such acquired property is listed in the Company's Real Estate Owned ("REO") account, until the property is sold. The Company is permitted to finance sales of REO properties. Should the sheriff's sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

     If a collection action is instituted on a consumer or commercial loan, the Company, in compliance with the loan documents and the law, may repossess and sell the collateral security for the loan through private, commercially reasonable sales or through judicially ordered sales when necessary. Should the sale result in a deficiency owing to the Company, the borrowers generally are pursued where such action is deemed appropriate.

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

     When an OTS-regulated institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an OTS-regulated institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. In addition to loans that have been classified, the Company has established a category of loans known as "special mention" loans. Such loans are closely supervised by management either because of payment history, deterioration of collateral or some other factor which has come to management's attention. These loans may be delinquent, but are not considered substandard under OTS regulations. At June 30, 2002, the Company had loans totaling $2,162,000 classified as "special mention."

     In connection with the filing of its periodic reports with the OTS, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2002, the Company had classified the following asset amounts:

                                                         Substandard         Doubtful      Loss
                                                         -----------         --------      ----
                 Real estate loans:                                      (In thousands)
                   1-4 family loans                           $2,007              $ 7        $-
                   Commercial
                                                              ------           ------    ------
                      Total real estate                        2,007                7        -
                 Consumer loans                                   73               21        -
                 Commercial loans                                135
                                                              ------           ------    ------
                      Total classified loans                   2,215               28        -
                 Real estate owned ("REO")                       131                -        -
                 Other assets
                                                              ------           ------    ------
                      Total classified assets                 $2,346              $28        $-
                                                              ======              ===        ==



     Management is not aware of any loans where possible credit problems of borrowers cause serious doubts as to the ability of such borrower to comply with the loan terms and where the Bank anticipates a loss, which are not otherwise included in the table, or narrative above.

     At June 30, non-performing assets in the Bank's portfolio for each of the years indicated were as follows:

                                    2002           2001                2000               1999             1998
                                    ----           ----                ----               ----             ----
                                                             (Dollars in thousands)
Non-accrual loans (1)             $  351           $196                 $77               $159             $152
Accruing loans contractually
 past due 90 days or more            939            293                 185                 18              131
                                     ---            ---                 ---                 --              ---
  Total                           $1,290           $489                $262               $177             $283
                                  ======           ====                ====               ====             ====

Ratio of non-performing
assets and accruing loans
contractually past due
90 days or more to
total assets                        0.59%         0.23%                0.13%              0.10%            0.21%
                                   -----          ----                 ----               ----             ----


(1) Loans are placed in the non-accrual category when, in the judgment of management, the collection of interest due on the loan is no longer reasonably assured. The gross interest income that would have been recorded during the fiscal year ended June 30, 2002 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period was $7,000 and the amount of interest income on those loans that was included in net income for the same period was $11,000.

REAL ESTATE OWNED

     The Company held one property, for a total of $131,000, as REO at June 30, 2002 compared to two properties for a total of $125,000 at June 30, 2001.

                            ALLOWANCE FOR LOAN LOSSES

     The Company utilizes the reserve method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations as an allowance for loan losses, and recognized loan losses are charged to the allowance; likewise, recognized loan recoveries are credited to the allowance. On a quarterly basis, management evaluates the adequacy of the allowance taking into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality and current and prospective economic condition. At June 30, 2002, the Company's Loan Loss Allowance Reserve was $882,000.

     The following table sets forth certain information on the changes in the Company's allowance for loan losses for the periods indicated. Also see Note 5 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

     Changes in the allowance for loan losses:


                                                                                Year Ended June 30,
                                                     --------------------------------------------------------------------------
                                                         2002           2001            2000            1999          1998
                                                         ----           ----            ----            ----          ----
  (Dollars in thousands)
  Beginning balance                                         $843            $888            $880           $863          $863
  Charge-offs
    Mortgage                                                 (25)             (4)             (8)           (10)           (0)
    Consumer                                                 (47)            (42)            (16)           (27)          (23)
    Commercial                                               (39)             (5)              -             (0)            -
                                                             ----            ---             ---            ---             -
      Total charge-offs                                     (111)            (51)            (24)           (37)          (23)
                                                            -----            ---             ---            ---           ---
  Recoveries
    Mortgage                                                   0               0               0              0             0
    Consumer                                                   4               6               1              3            23
    Commercial                                                 8               0               1              1             0
                                                               -               -               -              -             -
      Total recoveries                                        12               6               2              4            23
                                                              --               -               -              -            --
      Net(charge-offs)                                       (99)            (45)            (22)           (33)            0
                                                             ---             ---              --             --             -
  Provision for loss                                         138               0              30             50             0
  Ending balance                                            $882            $843            $888           $880          $863
                                                            ====             ===             ===            ===           ===
  Ratio of net charge-offs during the period
  to average loans outstanding during the period            0.05%           0.02%           0.01%          0.02%         0.00%




     The following table sets forth an analysis of the Company's allowance for loan losses allocated by type of loan:

                                                  At June 30,
                ----------------------------------------------------------------------------------
                        2002                    2001                      2000
                        ----                    ----                      ----
                           Percent of               Percent of                Percent of
                            loans in                 loans in                  loans in
Allocation                 category to              category to              category to
Category         Amount    total loans   Amount     total loans    Amount    total loans    Amount
--------         ------    -----------   ------     -----------    ------    -----------    ------
Mortgage (1)       $270         91.87%     $253           91.77%     $266          92.84%     $264
Consumer            221          5.47       211            5.62       222           5.40       220
Commercial          191          2.66       179            2.61       175           1.76       171
Unallocated         200             -       200               -       225              -       225
                    ---             -       ---               -       ---              -       ---
Total              $882        100.00%     $843          100.00%     $888         100.00%     $880
                   ====       =======      ====          ======      ====         ======      ====


                          At June 30,
              ------------------------------------------
               1999                    1998
               ----                    ----
                   Percent of              Percent of
                    loans in                loans in
Allocation        category to              category to
Category          total loans    Amount    total loans
--------          -----------    ------    -----------
Mortgage (1)            92.28%     $259         91.79%
Consumer                 6.43       216          7.22
Commercial               1.29       138          0.99
Unallocated                 -       250             -
                            -       ---             -
Total                  100.00%     $863        100.00%
                       ======      ====        ======



     (1) Includes construction loans

                              INVESTMENT ACTIVITIES

     The Company invests in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, municipal obligations, and federal funds.

     In addition, as a member of the FHLB, the Company is required to purchase and hold stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of the Company's unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its FHLB advances, whichever is greater.

     The following table sets forth an analysis of the Company's investment portfolio at the dates indicated:

                                                                              At June 30,
                                        -------------------------------------------------------------------------------------
                                                   2002                          2001                          2000
                                                   ----                          ----                          ----
                                           Book       Percent of        Book        Percent of        Book        Percent of
                                           Value         Total          Value          Total          Value          Total
                                           -----         -----          -----          -----          -----          -----
                                                                        (Dollars in Thousands)

Investment securities:
  U.S. Government obligations                  $100            8.92%        $100             6.74%      $   99          5.93%
  Municipal obligations                         100            8.92          100             6.74          100          5.99
                                                ---            ----          ---             ----          ---         -----
                                                200           17.84          200            13.48%         199         11.92
                                                ---           -----          ---           ------          ---         -----

Mortgage-backed securities                      921           82.16        1,284            86.52%       1,471         88.08
                                                ---           -----        -----           ------        -----         -----

     Total investment securities             $1,121          100.00%      $1,484           100.00%      $1,670        100.00%
                                             ======         =======       ======          =======       ======       =======



     The composition and maturities of the Company's investment securities and mortgage-backed securities at June 30, 2002 are indicated in the following table:


                                                              Book Value                 Total investment
                                                            Maturing Within                 Securities
                                                            ---------------                 ----------
                                                Within one      >1 - 5           >10      Book      Market
                                                   Year          Years          Years     Value     Value
                                                   ----          -----          -----     -----     -----

U.S. Government obligations                                       $100                     $100      $105
Municipal obligations                                               -           $100        100       101
Mortgage-backed securities                                                                  921       968
                                                                                            ---       ---
      Total investment securities                                                        $1,121    $1,174
                                                                                         ======    ======

Weighted average yield                                            5.25%         6.38%


     Note: Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

                               SERVICE CORPORATION

     The Bank has a wholly owned service corporation, Peoples Building & Savings Service Corporation of Troy, Ohio ("Service Corporation"). During fiscal 1994, the Service Corporation completed the construction of a fourteen-unit condominium project in Troy, Ohio. The Service Corporation also has built single family homes in the Shenandoah subdivision, Troy, Ohio. During fiscal 2002, the Service Corporation had no activity, and no future activity is planned at this time.

                                    DEPOSITS

     The Company offers a number of different deposit accounts, including passbook, interest-bearing checking ("NOW" and "Super NOW"), money market deposit, and specialized money market accounts, such as the Company's Executive Fund account, Money Growth Fund and certificate accounts. The rates and minimum balances for NOW, Super NOW and money market deposit accounts ("MMDA") are set by the Company and are adjusted periodically to respond to market and competitive conditions. At June 30, 2002 the balance of core deposits (savings, money market and demand deposit accounts) totaled $71.675,000, or 59.5%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

     The Company's policy with respect to deposits is to attract deposits from local residents. The Company does not solicit deposits from areas outside its market area nor does it accept deposits from brokers. The Company believes that brokered deposits tend to be more volatile and hence provide a less stable deposit base. Out-of-state deposits are generally held by former residents who have elected to maintain a relationship with the Company. As of June 30, 2002, less than 1% of the Company's deposits are derived from out-of-state sources.

     The following table presents the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2002, and June 30, 2001:


                                                       June 30,
                                        --------------------------------------
                                             2002                     2001
                                             ----                     ----
           Maturity                                 (In thousands)

           Three months or less            $1,820                   $4,242
           Over 3 months to 6 months          415                    1,511
           Over 6 months to 12 months      11,094                    7,597
           Over twelve months               2,337                    1,866
                                        --------------------------------------

                Total                     $15,666                  $15,216
                                        ======================================


     The following table contains information regarding deposit account activity including interest credited, for the periods shown:

                                                             For the Year Ended June 30,
                                                           2002          2001       2000
                                                           ----          ----       ----
          (Dollars in thousands)
          Net increase (decrease) before interest          $9,652      $(3,505)     $ (822)
          Interest credited                                 2,396         2,442      3,264
                                                            -----         -----       ----
          Deposit liabilities increase/decrease           $12,048      $(1,063)     $2,442
                                                          =======      =======      ======
          Weighted average cost of deposits during
            the period                                       2.99%         3.88%      3.66%
          Weighted average cost of deposits at
            end of period                                    2.42%          3.55%     3.83%


     The following table represents certificates of deposit and other time deposits classified by weighted average rate and maturity at June 30, 2002:

                               Less than 1
                                  Year           1 -2 Years      2 - 3 Years        Thereafter         Total
                               -----------        ----------      -----------        ---------          -----
       (In Thousands)
       1.00 to 3.99%             $28,133            $3,805              $294             $571         $32,803
       4.00 to 6.99%               6,426             2,233               870            2,332          11,861
       7.00 to 8.99%               2,677               761               670               -            4,108
                                   -----            ------            ------               -          -------
            Total                $37,236            $6,799            $1,834           $2,903         $48,772
                                 =======            ======            ======           ======         =======


                                   BORROWINGS

     The Company can obtain advances from the FHLB of Cincinnati secured by the FHLB stock owned by the Company, certain mortgage loans and other assets. FHLB advances are made under several programs, each of which has its own rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals and to expand lending. At June 30, 2002, the Company had advances of $74,174,000 outstanding from the FHLB of Cincinnati. See Note 8 of the Consolidated Financial Statements in the Annual Report for further detail.

     The following table presents the maximum amount of the Company's FHLB advances outstanding at June 30, 2002, 2001 and 2000, and the average aggregate balances of FHLB advances outstanding during the years ended June 30, 2002, 2001 and 2000:

                                                                           June 30,
                                                            2002              2001             2000
                                                            ----              ----             ----
                                                                       (In thousands)
 Maximum amount of FHLB advances
 outstanding during period                               $85,504           $90,642          $74,807

 Average amount of FHLB advances
 outstanding during period                                80,180            85,088           66,418

 Amount of FHLB advances outstanding
 at end of period                                        $74,174           $83,522          $74,726

 Weighted average interest rate
 during period based on month-end balances                  5.08%             6.20%            6.00%

 Weighted Average interest rate at end of period            5.33%             6.99%            6.21%


                                    EMPLOYEES

     At June 30, 2002 the Company had a total of 48 full-time employees and 22 part-time employees, none of who were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to such statutes and regulations.

     The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Company is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, the Company is subject to provisions of the Ohio Revised Code applicable to corporations generally.

     As an Ohio savings and loan association, the Bank is subject to regulation, examination and oversight by the Ohio Division of Financial Institutions (the "ODFI"). Because the Bank's deposits are insured by the FDIC, the Bank also is subject to regulatory oversight by the FDIC. The Bank must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. the Bank is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

OHIO SAVINGS AND LOAN REGULATION

     The ODFI is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The ODFI also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The ODFI may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

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

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2002, met the standards for the highest category, a "well-capitalized" institution.

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

     QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2002, the Bank qualified as a QTL.

     TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's lending limit capital (or 200% of lending limit capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 2002.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 2002.

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

     HOLDING COMPANY REGULATION. As a savings and loan holding company within the meaning of the HOLA, the Company has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

     The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the Company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

     As a unitary savings and loan holding company in existence on May 4, 1999, the Company generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2002, the Bank met the QTL test.

     Federal Regulation of Acquisitions of Control of the Company and the Bank. In addition to the Ohio law limitations on the merger and acquisition of the Company, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Bank or the Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

FEDERAL RESERVE REQUIREMENTS

     FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2002, the Bank was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

     The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank was in compliance with this requirement with an investment in stock of the FHLB of $5,052,000 at June 30, 2002.

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

ITEM 2. PROPERTIES

     The Company conducts its business from six offices located in the Miami and Montgomery County area. The following table sets forth information regarding the Company's offices.

                 Location             Opened    Net Book Value    Square Footage
                 --------             ------    --------------    --------------
      Main Office                      1988        $ 2,377,000            13,600
        635 South Market, Troy
      Westside Office                  1978            257,000             4,400
        1580 West Main, Troy
      Northside Office                 1982            164,000             1,320
        927 North Market, Troy
      Trust Department                 1995            383,000             5,595
        14 Weston Road, Troy
      Piqua Office                     1997            532,000             4,360
        126 High Street, Piqua
      Clayton Office                   2000            917,000             2,200
         Clayton, Ohio


ITEM 3. LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceedings of a material nature at the present time. From time-to-time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans made by it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained on page 38 of the 2002 Annual Report to Shareholders (attached hereto as Exhibit 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information contained on page 2 of the 2002 Annual Report is incorporated herein by reference. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2002 Annual Report to Shareholders on pages 4 through 26.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under this caption pages 27 through 38 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained on pages 27 through 31 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained on pages 4 through 36 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Prior to August 28, 2000, KPMG LLP served as the Bank's independent public accountant. As part of management's continuing review of operations, the Bank reviewed the selection of the Bank's independent public accountants in 2000.

     After completing its review, the Bank's Board of Directors approved the change in accountants from KPMG to BKD, LLP, effective August 28, 2000. In connection with its audit for the fiscal year ended June 30, 2000, and the subsequent interim period through August 28, 2000, KPMG did not have any disagreement with the Bank on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused them to make reference in connection with their report on the Bank's financial statements to the subject matter of the disagreement. The decision to terminate KPMG as the Bank's independent public accountants was approved by the Bank's Board of Directors.

     The report of KPMG on the Bank's financial statements for the year ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(l)(v) of Regulation S-K, promulgated under the Securities Act of 1933.

     The Bank requested that KPMG furnish a letter addressed to the Office of Thrift Supervision stating whether KPMG agreed with the above statements. KPMG furnished the Bank with such a letter dated August 28, 2000, a copy of which was filed as Exhibit 16 to a current report on Form 8-K with the Office of Thrift Supervision filed by the Bank on August 29, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained on pages 2 through 10 of the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained on pages 9 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 4 through 5 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions on pages 14 through 15 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     (1) Financial Statement. The following financial statements of the Registrant appear in the 2002 Annual Report, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

          Independent Auditors' Report

          Consolidated Balance Sheets at June 30, 2002, and 2001

          Consolidated Statements of Income, years ended June 30, 2002, 2001, and 2000

          Consolidated Statements of Stockholders' Equity, years ended June 30, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows, years ended June 30, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules - None

     (3) Exhibits - The following exhibits are either filed as part of this report or are incorporated herein by reference:


          (a)  Exhibit No.          Description of Exhibits
               -----------          -----------------------

                  3.1        Peoples Ohio Financial Corporation Articles of
                             Incorporation (incorporated by reference to the Form
                             8-A filed with the SEC on February 8, 2002 (the "Form
                             8-A"), Exhibit 2(a))

                  3.2        Peoples Ohio Financial Corporation Amended and Restated Code of Code
                             of Regulations (Incorporated by reference to the Form 8-A, Exhibit
                             2(b))

                  10.1       Peoples Savings Bank of Troy Stock Option
                             Plan (incorporated by reference to the Form S-8 filed with the SEC on
                             February 21, 2002 (the "Form S-8") Exhibit 4(b))



                  10.2       Peoples Savings Bank of Troy Stock Option
                             Plan for Non-employee Directors (incorporated by reference to the
                             Form S-8, Exhibit 4(a))

                  10.3       Peoples Savings Bank of Troy 1995 Stock
                             Incentive Plan (incorporated by reference to the Form S-8, Exhibit 4(c))

                  13         Annual Report to Shareholders for the year ended June 30, 2002

                  21         Subsidiaries

                  23         Consent of BKD, LLP

                  99.1       Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                  99.2       Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.3       Certification of Rich J. Dutton, Chief Financial Officer, pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002


(b) The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002:

          Current Report on Form 8-K filed April 1, 2002, Item 5.

          Current Report on Form 8-K filed May 10, 2002, Item 5.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2002.

                                      PEOPLES OHIO FINANCIAL CORPORATION


Date: September 26, 2002
                                      By: /s/ Ronald B. Scott
                                          --------------------------------------
                                          Ronald B. Scott
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ronald B. Scott                       Date: September 26, 2002
--------------------------------------
Ronald B. Scott, Director,
  President, Chief Executive Officer


/s/ Rich J. Dutton                        Date: September 26, 2002
--------------------------------------
Rich J. Dutton, Vice President
  Chief Financial Officer


/s/ Donald Cooper                         Date: September 26, 2002
--------------------------------------
Donald Cooper, Director


/s/ Richard W. Klockner                   Date: September 26, 2002
--------------------------------------
Richard W. Klockner, Director


/s/ William J. McGraw, III                Date: September 26, 2002
--------------------------------------
William J. McGraw, III, Director


/s/ Thomas E. Robinson                    Date: September 26, 2002
--------------------------------------
Thomas E. Robinson, Director


/s/ James S. Wilcox                       Date: September 26, 2002
--------------------------------------
James S. Wilcox, Director

                                 CERTIFICATIONS

I, Ronald B. Scott, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Ohio Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

                                      /s/ Ronald B. Scott
                                      -------------------------------------
                                      Ronald B. Scott
                                      Chief Executive Officer


I, Rich J. Dutton, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Ohio Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September  26, 2002

                                      /s/ Rich J. Dutton
                                      -------------------------------------
                                      Rich J. Dutton
                                      Chief Financial Officer