Form 10-Q
period 2002-09-30
PEOPLES OHIO FINANCIAL CORP
filed 2002-11-08
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILLED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      X                 NO
    --------------           ---------------

                      Applicable Only to Corporate Issuers

As of November 7, 2002, there were 7,583,652 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION
                       ----------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
------------------------------

           Item 1.       Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         September 30, 2002 and June 30, 2002.

                         Condensed Consolidated Statements of Income for the three months ended September 30, 2002 and 2001.

                         Condensed Consolidated Statement of
                         Shareholders' Equity for three months ended
                         September 30, 2002.

                         Condensed Consolidated Statements of Cash
                         Flows for the three months ended September
                         30, 2002 and 2001.

                         Notes to Condensed Consolidated Financial Statements.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Item 3.       Quantitative and Qualitative Disclosures about Market
                         Risk.

           Item 4.       Controls and Procedures.

PART II. OTHER INFORMATION
--------------------------

           Item 1.       Legal Proceedings.

           Item 2.       Changes in Securities.

           Item 3.       Defaults upon Senior Securities.

           Item 4.       Submission of Matters to a Vote of Security Holders.

           Item 5.       Other Information.

           Item 6.       Exhibits and Reports on Form 8-K.

SIGNATURE PAGE
--------------

SECTION 302 CERTIFICATIONS
--------------------------

INDEX TO EXHIBITS
-----------------

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002

                                                                                     2002                     2002
                           ASSETS                                                (UNAUDITED)
                           ------
                                                                                ---------------           ---------------
Cash on hand and in other financial institutions                                $    16,390,795           $     5,680,517
Investment securities, held to maturity, (fair value of $954,697 and
  $1,174,000 at September 30, 2002 and June 30, 2002)                                   945,611                 1,121,139
Loans, net  of allowance for loan losses of $903,120 and $882,067                   195,455,341               201,716,051
Office properties and equipment                                                       4,874,002                 4,649,712
Federal Home Loan Bank stock                                                          5,112,000                 5,051,600
Interest receivable                                                                   1,017,644                 1,059,550
Other assets                                                                            613,381                   643,706
                                                                                ---------------           ---------------
                                                 Total assets                   $   224,408,775           $   219,922,275
                                                                                ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                                      $   124,485,667           $   120,446,602
  Federal Home Loan Bank (FHLB) advances                                             73,921,212                74,174,409
  Interest payable                                                                      261,036                   231,386
  Other liabilities                                                                   1,656,178                 1,494,898
                                                                                ---------------           ---------------
                                                 Total liabilities                  200,324,094               196,347,295
                                                                                ---------------           ---------------
Commitments and Contingent Liabilities                                                     --                        --

Equity for ESOP Shares                                                                  521,096                   468,719
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                                 --                        --
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,439,650 shares issued less
    ESOP shares of 142,766 and 139,916                                                7,440,886                 7,299,734
  Additional paid-in capital                                                            239,423                   203,084
  Treasury stock, at cost, 10,426 shares                                                (36,493)                        0
  Retained earnings                                                                  15,919,769                15,603,443
                                                                                ---------------           ---------------
                                                 Total shareholders' equity          23,563,585                23,106,261
                                                                                ---------------           ---------------
                                                                                $   224,408,775           $   219,922,275
                                                                                ===============           ===============

See Notes to Condensed Consolidated Financial Statements


                                       PEOPLES OHIO FINANCIAL CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                                 (unaudited)

                                                                                    2002               2001
                                                                                    ----               ----
Interest income
   Interest and fees on loans                                                $     3,783,724    $     3,928,551
   Interest on mortgage-backed securities and other securities                        18,436             24,747
   Other interest and dividend income                                                 75,645             90,019
                                                                             ---------------    ---------------
                                                 Total interest income             3,877,805          4,043,317
                                                                             ---------------    ---------------
Interest expense
   Deposits                                                                          713,015            962,262
   Borrowings                                                                        969,322          1,143,435
                                                                             ---------------    ---------------
                                                 Total interest expense            1,682,337          2,105,697
                                                                             ---------------    ---------------

                                                 Net interest income               2,195,467          1,937,620

Provision for loan losses                                                             45,000              2,000
                                                                             ---------------    ---------------
                                                 Net interest income after
                                                 provision for loan losses         2,150,467          1,935,620
                                                                             ---------------    ---------------
Other income
   Service charges on deposit accounts and other                                     167,314            142,031
   Fiduciary activities                                                              167,719            188,536
   Other income                                                                       45,952             53,266
                                                                             ---------------    ---------------
                                                 Total other income                  380,984            383,833
                                                                             ---------------    ---------------
Other expenses
   Salaries and employee benefits                                                    707,190            633,379
   Net occupancy expenses                                                            110,821            100,663
   Equipment expenses                                                                 43,223             36,085
   Data processing fees                                                              117,674            104,743
   State of Ohio franchise taxes                                                      60,250             56,250
   Other expenses                                                                    413,207            428,687
                                                                             ---------------    ---------------
                                                 Total other expenses              1,452,366          1,359,807
                                                                             ---------------    ---------------

      Income before Federal income tax                                             1,079,085            959,646

Federal income tax expense                                                           371,968            330,760
                                                                             ---------------    ---------------

Net income                                                                   $       707,117    $       628,886
                                                                             ===============    ===============
PER SHARES DATA:
  Basic Earnings Per Share                                                   $          0.09    $          0.08
  Diluted Earnings Per Share                                                 $          0.09    $          0.08
  Dividends Per Share                                                        $         0.045    $         0.030

See notes to Condensed Consolidated Financial Statements



                                                 PEOPLES OHIO FINANCIAL CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                                            (unaudited)

                                                                                                       2002               2001
                                                                                                       ----               ----
Operating Activities
    Net income                                                                                $       707,117    $       628,884
    Adjustments to reconcile net income
       to net cash provided by operating activities
      Provision for loan losses                                                                        45,000               2000
      Depreciation and amortization                                                                    96,864             91,657
      Investment securities amortization (accretion), net                                                 (49)              (974)
      Federal Home Loan Bank stock dividends                                                          (60,400)            84,400
      Net change in other assets/ other liabilities                                                   478,311             25,837
                                                                                              ---------------    ---------------
              Net cash provided by operating activities                                             1,266,843            831,804
                                                                                              ---------------    ---------------
Investing Activities
    Net change in loans                                                                             6,180,855         (1,483,308)
    Proceeds from maturities of securities held to maturity                                           175,624             59,200
    Purchases of premises and equipment                                                              (321,155)            (9,658)
                                                                                              ---------------    ---------------
                                                                             Net cash used
                                                                   by investing activities          6,035,324         (1,433,766)
                                                                                              ---------------    ---------------
Financing Activities
    Net change in
      Interest-bearing demand and savings deposits                                                  6,409,586           (298,339)
      Certificates of deposit                                                                      (2,370,521)         1,471,596
    Proceeds from FHLB advances                                                                    32,000,000         99,000,000
    Repayment of FHLB advances                                                                    (32,253,197)      (100,553,050)
    Cash dividends                                                                                   (341,264)          (223,190)
    Repuchase of stock                                                                                (36,493)                 0
                                                                                              ---------------    ---------------

                                                                   Net cash provided by
                                                                   financing activities             3,408,111           (602,983)
                                                                                              ---------------    ---------------


Net Change in Cash and Cash Equivalents                                                            10,710,278         (1,204,945)

Cash and cash equivalents, Beginning of Period                                                      5,680,517          5,118,227
                                                                                              ---------------    ---------------

Cash and cash equivalents, End of Period                                                      $    16,390,795    $     3,913,282
                                                                                              ===============    ===============

See notes to Condensed Consolidated Financial Statements


                                                 PEOPLES OHIO FINANCIAL CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                            (Unaudited)

                                                                Additional                                            Total
                                                 Common           paid-in          Retained        Treasury       shareholders'
                                                  stock           capital          earnings          Stock            equity
                                             --------------   --------------   --------------   --------------   --------------
BALANCE AT JUNE 30, 2002                     $    7,299,734   $      203,084   $   15,603,443   $            0   $   23,106,261
Net income                                             --               --            707,118                           707,118
Cash dividend declared
   on common stock ($.045 per share)                   --               --           (341,264)                         (341,264)
Exercise of stock options                           144,002           36,339             --                             180,341
Repurchase of stock                                                                                    (36,493)         (36,493)
Net change in equity from ESOP
   shares                                            (2,850)                          (49,527)                          (52,377)
                                             ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                $    7,440,886   $      239,423   $   15,919,769   $      (36,493)  $   23,563,585
                                             ==============   ==============   ==============   ==============   ==============

  See Notes to Condensed consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and June 30, 2002, the results of operations and the cash flows for the three-month periods ended September 30, 2002 and 2001.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and the Bank. Certain information and footnote disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders.



ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Peoples Ohio Financial Corporation(the "Company") is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the "Bank"). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as, to take advantage of a more effective structure for expanded financial activities. The Bank, a state chartered savings bank, was originally chartered in 1890. The Bank is primarily engaged in attracting deposits from Miami and northern Montgomery counties and originating mortgage loans throughout those same areas. All references to the Company include the Bank unless otherwise indicated.

Forward Looking Statements

In addition to historical information, this Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the composition or quality of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. A further description of the risks and uncertainties to the business are included in detail under the caption "Liquidity and Capital Resources of the Company and the Bank."

FINANCIAL CONDITION


Total consolidated assets of the Company at September 30, 2002 were $224,409,000 compared to $219,922,000 at June 30, 2002, an increase of $4,487,000 or 2.0%.


CASH AND CASH EQUIVALENTS increased $10.7 million, from $5.7 million at June 30, 2002 to $16.4 million at September 30, 2002. This increase was the result of funds provided as maturities and repayments of loans exceeding new loan originations by $6.3 million, and growth in customer deposits of $4.0 million. Management uses its uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


NET LOANS declined $6.3 million or 3.1%, from $201.716 million at June 30, 2002, to $195.455 million at September 30, 2002. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                             BALANCE         BALANCE
                                                          SEPTEMBER 30,      JUNE 30,          CHANGE         CHANGE
                                                               2002            2002             ($'S)           (%)
                                                              -----           -----             -----         ------

Residential single-family mortgages                        $ 142,932        $ 149,612        $  (6,680)        (4.5)%
Other residential and commercial mortgages                    28,276           27,055            1,221          4.5
                                                           ---------        ---------        ---------
                                Total mortgage loans         171,208          176,667           (5,459)        (3.1)
Construction                                                  10,129           14,660           (4,531)        (3.1)
Commercial business                                            5,725            5,529              196          3.5
Consumer                                                       6,190            5,146            1,044         20.3
Home improvement                                               5,723            5,774              (51)        (0.9)
Deposit and other                                                464              470               (6)        (1.3)
                                                           ---------        ---------        ---------
                                         Gross loans         199,439          208,246           (8,807)        (4.2)
Deferred loan fees                                              (135)            (132)              (3)
Undisbursed portion of loans                                  (2,946)          (5,516)           2,570
Allowance for loan losses                                       (903)            (882)             (21)
                                                           ---------        ---------        ---------
                                    Total loans, net       $ 195,455        $ 201,716        $  (6,261)         3.1%
                                                           =========        =========        =========




While the Bank continues to be a strong residential lender throughout the communities in which it operates, management has been reluctant to portfolio long-term fixed rate mortgages during this period of historically low interest rates. As a result, the Bank has seen some decline in its residential single-family mortgage loan portfolio. Management continues to focus on shorter-term commercial real estate, commercial business and consumer lending during the quarter as evidenced by slight increases in these loan types during the quarter.


THE ALLOWANCE FOR LOAN LOSSES increased from $882,000 at June 30, 2002 to $903,000 at September 30, 2002 as a result of a provision for loan losses of $45,000 during the quarter ended September 30, 2002 partially offset by net charge-offs of $24,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio. Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $1,290,000 at June 30, 2002, to $1,255,000 at September 30, 2002. The ratio of the Company's allowance for loan losses to nonperforming loans was 72.0% and 68.4% at September 30, 2002 and June 30, 2002, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.

DEPOSITS increased $4.04 million or 3.4%, from $120.45 at June 30, 2002 to $124.49 at September 30, 2002. The following table illustrates changes in the various types of deposits for each period presented.



                                          BALANCE             BALANCE
                                         SEPTEMBER 30,        JUNE 30,         CHANGE            CHANGE
                                            2002               2002             ($'S)              (%)
                                            ----               ----             -----              ---
Noninterest bearing accounts              $  8,506           $  7,111          $  1,395           19.6%
NOW accounts                                27,211             26,313               898            3.4
Super NOW accounts                             533                500                33            6.6
Passbook accounts                           21,993             20,302             1,691            8.3
Money market accounts                       19,852             17,448             2,404           13.8
Certificates of deposit                     46,391             48,772            (2,381)          (4.9)
                                          --------           --------          --------
                      Total deposits      $124,486           $120,446          $  4,040            3.4%
                                          ========           ========          ========




Increases in noninterest bearing, NOW, Super NOW and passbook accounts were primarily attributable to the opening of new accounts. In addition to new accounts, a portion of the growth in passbook and money market accounts was the result of customers transferring proceeds from maturing certificates of deposit into these accounts.

TOTAL STOCKHOLDERS' EQUITY increased $457,000 or 2.0%, from $23.11 million at June 30, 2002, to $23.56 million at September 30, 2002. The increase was the result of $707,000 in net earnings and $180,000 related to the exercise of stock options during the quarter ended September 30, 2002, offset by $341,000 in dividends paid to the Company's stockholders, $36,000 related to the repurchase of stock and $52,000 related to the net change in equity related to the Company's ESOP during the quarter ended September 30, 2002.

RESULTS OF OPERATIONS--COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company reported earnings of $707,000 for the three months ended September 30, 2002, an increase of $78,000, or 12.4%, above the $629,000 reported for the same period in 2001. Basic earnings per share increased $0.01 or 12.5% from $0.08 for the three months ended September 30, 2001 to $0.09 for the three months ended September 30, 2002. Diluted earnings per share increased $0.09 or 12.5% from $0.08 for the three months ended September 30, 2001 to $0.09 for the three months ended September 30, 2002. The Company's return on average assets was 1.27% for the three months ended September 30, 2002 compared to 1.17% for the same period in 2001 while return on average equity was 11.51% for the three months ended September 30, 2002 compared to 11.49% for the same period 2001.


Earnings were higher in 2002 as a result of an increase in net interest income of $257,000, or 13.3%, from $1,938,000 reported for the three months ended September 30, 2001 to $2,195,000 for three months ended September 30, 2002. This increase was partially offset by an increase in noninterest expense of $92,000 or 6.8%, from $1,360,000 reported for three months ended September 30, 2001 to $1,452,000 three months ended September, 2002.


NET INTEREST INCOME was $2,195,000 for the three months ended September 30, 2002, $257,000, or 13.3%, higher than the $1,938,000 reported for three months ended September 30, 2001. This increase was attributable to a $424,000, or 20.1% decline in interest expense that was partially offset by a $165,000 decline in interest income earned during the three months ended September 30, 2002. These declines were the result of the continuing low interest rate environment resulting from actions taken by the the Federal Reserve Bank (the Fed). Note, the Fed's "Open Market Committee" which establishes the Federal funds rate and the discount rate, lowered these key interest rates a total of 14 times from July 1, 2000 through September 30, 2002. The interest rates the Bank charges its borrowers and pays its depositors are significantly influenced by these rates.


Interest income was $3,878,000 for the three months ended September 30, 2002, a decrease of $165,000 or 4.1%, from $4,043,000 for the three months ended September 30 2001, as interest income earned on all categories of earning assets declined in comparison to same period in the previous year. Interest income earned on loans was $3,784,000 for the three months ended September 30, 2002, $145,000 or 3.7% less than the $3,929,000 earned the three months ended September 30, 2001.

While, as previously mentioned, average loans outstanding declined from the three months ended September 30, 2001 to September 30, 2002, the primary reason for the decline in interest income related to loans was a result of a lower average yield earned on the Bank's loan portfolio as borrowers continue to refinance taking advantage of lower interest rates.


Interest expense was $1,682,000 for the three months ended September 30, 2002, a decrease of $424,000 or 20.1%, $2,106,000 for the three months ended September 30 2001, as interest expense paid on certificates of deposit and FHLB advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $332,000, $316,000 or 48.8% lower than the $648,000 recorded in three months ended September 30, 2001. The average balance of certificates of deposit declined by $9,095,000, from $48,066,000 for the three months ended September 2001, to $38,917,000 for three months ended September 30, 2002. In addition, the average rate paid on those certificates of deposit decreased by 199 basis points, from 5.39% during the three months ended September 30 2001, to 3.40% during the three months ended September 30 2002. Interest expense on FHLB advances was $969,000, $174,000 or 15.2% lower than the $1,143,000 recorded in the three months ended September 30, 2001. The average balance of FHLB advances declined by $7,856,000, from $83,299,000 for the three months ended September 30, 2001 to $75,433,000 for the three months ended September 30, 2002. In addition, the average rate paid on those FHLB advances decreased by 35 basis points, from 5.49% during the three months ended September 30 2001, to 5.14% during the same period in 2002. These declines were somewhat offset by slight increases in interest expense on the Company's demand deposit and savings accounts as depositors chose to invest proceeds from maturing certificates in these short-term accounts. Accordingly, the average balance of the Company's interest-bearing NOW and money market accounts increased $17,063,000, from $35,512,000 for the three months ended September 30, 2001, to $52,575,000 for the three months ended September 30, 2002, while the average balance of the Company's savings accounts increased $4,000,000 during the same period in 2001.


THE PROVISION FOR LOAN LOSSES was $45,000 for three months ended September 30, 2002 compared to $2,000 for the same period in 2001. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended September 2002 were $26,000 compared to $5,000 during the same period in 2001. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST EXPENSE was $1,452,000 for three months ended September 30, 2002, $92,000 or 6.8% higher than the $1,360,000 reported for the three months ended September 30, 2001. The increase was primarily attributable to increases in salaries and employee benefits which increased $74,000 or 11.7% due to regular salary increases and the hiring of a new senior lender and chief financial officer in July 2002.


TOTAL INCOME TAX EXPENSE was $372,000 (an effective tax rate of 34.5%) for the three months ended September 30, 2002, compared to $331,000 (an effective tax rate of 34.5%) during the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Recent legislation repealed the Office of Thrift Supervision's (OTS) minimum liquidity ratio requirement for the Bank. Regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 13.70% and 3.84% at September 30, 2002 and 2001, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used solely by the Company to pay dividends to its stockholders.

The Bank's liquidity is a product of its operating, investing and financing activities. The primary investment activity of the Bank is the origination of mortgage loans and to a lesser extent commercial and consumer loans. The primary sources of funds are deposits, FHLB borrowings, prepayments and maturities of outstanding loans, mortgage-backed securities, and investments. While scheduled payments of loans and mortgage-backed securities and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank utilizes FHLB borrowings to leverage its capital base and provide funds for lending and to better manage its interest rate risk. The sole investment of the Company is its investment in the Bank's stock.

At September 30, 2002, the Bank had outstanding commitments to originate loans of $2,946,000, unused lines of credit of $4,744,000 and standby letters of credit of $383,000. As of September 30, 2002, certificates of deposit scheduled to mature in one year or less totaled $18,347,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by OTS regulations to meet certain minimum capital requirements. At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $2,543,000 or 10.91% of adjusted total assets, and risk-based capital at $ 25,446,000 or 17.23% of risk-weighted assets. The required minimum ratios 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At September 30, 2002, the Bank's cash and cash equivalents totaled $16,391,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company's liquidity, capital resources or operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's market risk since June 30, 2002, except as discussed in the Management Discussion and Analysis.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
                  The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.   Changes in Securities

                  Not Applicable

Item 3.   Defaults upon Senior Securities

                  Not Applicable

Item 4.   Submission of Matters to a vote of Security Holders

                  The Annual Meeting of shareholders of Peoples Ohio Financial Corporation was held on October 22, 2002 at Edison Junior College in Piqua, Ohio at 3:00 p.m. Proxies were solicited from shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934. The meeting included the following matters voted upon by shareholders:

                  1. The election of William J. McGraw, III, Ronald B. Scott and James S. Wilcox to two-year terms on the Company's Board of Directors. The vote was 5,435,231 in favor and 104,271 withheld for William J. McGraw, III, 5,411,115 in favor and 128,387 withheld for Ronald B. Scott and 5,434,735 in favor and 104,767 withheld for James S. Wilcox. Incumbent Directors who were not nominees for election at the meeting are:
                           Donald Cooper, Thomas E. Robinson and Richard W. Klockner.

                  2. The ratification of BKD, LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 2003. The vote was 5,403,253 in favor and 78,349 against, with 57,900 abstaining.

Item 5.   Other Information

                  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits

                  3.1.1 Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the "Form 8-A"), Exhibit 2(a))

                  3.1.2 Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

                  11.1     Computation of earnings per share

                  99.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.      Reports on Form 8-K

                  1. On August 15, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated August 15, 2002, relating to the Company's earnings for fiscal year 2002.


                  2. On September 12, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated September 12, 2002, relating to the authorization and approval by the Company's board of directors of a stock repurchase program.


                  3. On September 13, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated September 13, 2002, relating to the approval of a semi-annual dividend.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Peoples Ohio Financial Corporation



 Dated: November 7, 2002           By  /s/ Ronald B. Scott
                                      -----------------------------------------
                                       Ronald B. Scott
                                       President



                                       By  /s/ Richard J. Dutton
                                          -------------------------------------
                                       Richard J. Dutton
                                       Vice-President, Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, Ronald B. Scott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Ohio Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                   /s/ Ronald B. Scott
                                 ----------------------------------------------
                                 Ronald B. Scott
                                 Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Richard J. Dutton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Ohio Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                               /s/ Richard J. Dutton
                             -----------------------------------------------
                             Richard J. Dutton
                             Chief Financial Officer

                                INDEX TO EXHIBITS


            Exhibit No.       Description of Exhibits
            -----------       -----------------------

               3.1 Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the "Form 8-A"), Exhibit 2(a))

               3.2 Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

               11.1           Computation of earnings per share

               99.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002