Form 10-Q
period 2002-12-31
PEOPLES OHIO FINANCIAL CORP
filed 2003-02-13
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For the Quarterly Period Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period
                          ----------------------------------------------

                         Commission File Number 0-49619

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      Ohio                                     31-1795575
               ---------------------                           ----------
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

            635 South Market Street, Troy, Ohio            45373
            -----------------------------------            -----
        (Address of Principal Executive Offices)          (Zip Code)

        Issuer's Telephone Number, including Area Code  (937) 339-5000

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

YES     X             NO
    -----------         ------------

                      Applicable Only to Corporate Issuers

As of February 10, 2003, there were 7,583,652 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

               Item 1.       Financial Statements

                             Condensed Consolidated Balance Sheets as
                             Of December 31, 2002 and June 30, 2002.

                             Condensed Consolidated Statements of Income for the three and six months ended December 31, 2002 and 2001.

                             Condensed Consolidated Statement of Shareholders' Equity for six months ended December 31, 2002.

                             Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001.

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

               Item 3.       Defaults upon Senior Securities.

               Item 4.       Submission of Matters to a Vote of Security
                             Holders.

               Item 5.       Other Information.

               Item 6.       Exhibits and Reports on Form 8-K.

SIGNATURE PAGE

SECTION 302 CERTIFICATIONS

INDEX TO EXHIBITS

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2002

                                                                                    2002                         2002
                      ASSETS                                                     (UNAUDITED)
                      ------                                              ------------------------     -----------------------
Cash on hand and in other financial institutions                         $              15,506,382    $              5,680,517
Investment securities:
  Held to maturity, (fair value of $954,697 and
  $1,174,000 at December 31, 2002 and June 30, 2002)                                       938,059                   1,121,139
  Available for sale                                                                     6,200,000                             -
Loans, net  of allowance for loan losses of $903,265 and $882,067                      183,536,536                 201,716,051
Office properties and equipment                                                          4,836,183                   4,649,712
Federal Home Loan Bank stock                                                             5,169,900                   5,051,600
Interest receivable                                                                        889,299                   1,059,550
Other assets                                                                               910,996                     643,706
                                                                           ------------------------     -----------------------
                                                   Total assets          $            217,987,355     $           219,922,275
                                                                                      ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                               $             119,741,084    $            120,446,602
  Federal Home Loan Bank (FHLB) advances                                                71,664,876                  74,174,409
  Interest payable                                                                         340,258                     231,386
  Other liabilities                                                                      1,508,893                   1,494,898
                                                                           ------------------------     -----------------------
                                                   Total liabilities                   193,255,111                 196,347,295
                                                                           ------------------------     -----------------------
Commitments and Contingent Liabilities                                                -                           -

Equity for ESOP Shares                                                                     554,134                     468,719
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                            -                           -
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,439,650 shares issued less
    ESOP shares of 149,766 and 139,916                                                   7,433,886                   7,299,734
  Additional paid-in capital                                                               238,227                     203,084
  Treasury stock, at cost, 8,594 shares                                                    (30,081)                          0
  Retained earnings                                                                     16,536,078                  15,603,443
                                                                           ------------------------     -----------------------
                                                   Total shareholders' equity           24,178,110                  23,106,261
                                                                           ------------------------     -----------------------
                                                                         $            217,987,355     $           219,922,275
                                                                                      ============                ============

See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS
                  OF INCOME FOR THE THREE AND SIX MONTHS ENDED
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                   (unaudited)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                31-DEC                           31-DEC
                                                                         2002             2001            2002           2001
                                                                         ----             ----            ----           ----
INTEREST INCOME
   Interest and fees on loans                                      $      3,535,377  $     3,961,725      7,319,102 $    7,890,276
   Interest on mortgage-backed securities and other securities               16,524           21,509         34,960         46,256
   Other interest and dividend income                                       112,644           69,800        188,289        159,819
                                                                     ---------------   --------------  -------------  -------------
                                          Total interest income           3,664,545        4,053,034      7,542,351      8,096,351
                                                                     ---------------   --------------  -------------  -------------
INTEREST EXPENSE
   Deposits                                                                 633,512          883,146      1,346,527      1,845,408
   Borrowings                                                               924,086        1,085,947      1,893,408      2,229,382
                                                                     ---------------   --------------  -------------  -------------
                                          Total interest expense          1,557,598        1,969,093      3,239,935      4,074,790
                                                                     ---------------   --------------  -------------  -------------

                                          Net interest income             2,106,948        2,083,941      4,302,416      4,021,561

PROVISION FOR LOAN LOSSES                                                    35,000            6,000         80,000          8,000
                                                                     ---------------   --------------  -------------  -------------
                                          Net interest income after
                                          provision for loan losses       2,071,948        2,077,941      4,222,416      4,013,561
                                                                     ---------------   --------------  -------------  -------------
OTHER INCOME
   Service charges on deposit accounts and other                            188,027          156,491        355,341        298,522
   Fiduciary activities                                                     171,065          197,318        338,784        385,854
   Other income                                                              49,432           44,806         95,383         98,072
                                                                     ---------------   --------------  -------------  -------------
                                          Total other income                408,524          398,615        789,508        782,448
                                                                     ---------------   --------------  -------------  -------------
OTHER EXPENSES
   Salaries and employee benefits                                           750,997          660,036      1,458,187      1,293,415
   Net occupancy expenses                                                   103,459          102,848        214,280        203,511
   Equipment expenses                                                        35,002           38,476         78,225         74,561
   Data processing fees                                                     134,083           87,675        251,757        192,418
   State of Ohio franchise taxes                                             60,250           56,250        120,500        112,500
   Other expenses                                                           416,483          524,091        829,690        952,777
                                                                     ---------------   --------------  -------------  -------------
                                          Total other expenses            1,500,273        1,469,376      2,952,639      2,829,182
                                                                     ---------------   --------------  -------------  -------------

      INCOME BEFORE FEDERAL INCOME TAX                                      980,198        1,007,181      2,059,285      1,966,826

FEDERAL INCOME TAX EXPENSE                                                  337,852          347,167        709,820        677,927
                                                                     ---------------   --------------  -------------  -------------

NET INCOME                                                         $       642,346   $      660,014      1,349,465  $   1,288,899
                                                                           ========         ========     ==========     =========
PER SHARES DATA:
  BASIC EARNINGS PER SHARE                                           $        0.08     $       0.09     $     0.18    $      0.17
  DILUTED EARNINGS PER SHARE                                         $        0.08     $       0.09     $     0.17    $      0.17
  DIVIDENDS PER SHARE                                                                                   $    0.045    $     0.030

See notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                   (unaudited)

                                                                                                      2002               2001
                                                                                                      ----               ----
OPERATING ACTIVITIES
              Net income                                                                              $1,349,465        $1,288,899
              Adjustments to reconcile net income
                 to net cash provided by operating activities
                Provision for loan losses                                                                 80,000             8,000
                Depreciation and amortization                                                            193,094           173,792
                Investment securities amortization (accretion), net                                          (97)            1,948
                Federal Home Loan Bank stock dividends                                                  (118,300)         (151,900)
                Net change in other assets/ other liabilities                                            205,069           442,621
                                                                                                -----------------    --------------
                        Net cash provided by operating activites                                       1,709,231         1,763,360
                                                                                                -----------------    --------------
INVESTING ACTIVITIES
              Net change in loans                                                                     18,099,515        (3,687,375)
              Proceeds from maturities of securities held to maturity                                    183,080           244,121
              Purchases of securities- available for sale                                             (6,200,000)                0
              Purchases of premises and equipment                                                       (379,565)         (352,942)
                                                                                                -----------------    --------------
                                                                                  Net cash used
                                                                        by investing activities       11,703,030        (3,796,196)
                                                                                                -----------------    --------------
FINANCING ACTIVITIES
              Net change in
                Interest-bearing demand and savings deposits                                           4,594,561         3,552,204
                Certificates of deposit                                                               (5,300,079)          301,441
              Proceeds from FHLB advances                                                             32,000,000       134,000,000
              Repayment of FHLB advances                                                             (34,509,533)     (137,106,929)
              Cash dividends                                                                            (341,264)         (223,190)
              Purchase/Reissuance of treasury stock                                                      (30,081)              -
                                                                                                -----------------    --------------

                                                                           Net cash provided by
                                                                           financing activities       (3,586,396)          523,526
                                                                                                -----------------    --------------

Net Change in Cash and Cash Equivalents                                                                9,825,865        (1,509,310)

Cash and cash equivalents, Beginning of Period                                                         5,680,517         5,118,227
                                                                                                -----------------    --------------

Cash and cash equivalents, End of Period                                                            $15,506,382        $3,608,917
                                                                                                    ============       ==========

See notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)

                                                            Additional                                             Total
                                              Common           paid-in           Retained        Treasury      shareholders'
                                              stock            capital           earnings          Stock           equity
                                         -----------------  ---------------   ---------------  --------------  ---------------
BALANCE AT JUNE 30, 2002              $         7,299,734 $        203,084 $      15,603,443 $             0 $     23,106,261
Net income                                              -                -         1,349,465                        1,349,465
Cash dividends declared
   on common stock ($.045 per share)                    -                -          (341,264)                        (341,264)
Exercise of stock options                         144,002           36,339                 -                          180,341
Purchase of treasury stock                                               -                           (36,493)         (36,493)
Reissue of treasury stock                                           (1,196)                            6,412            5,216
Net change in equity from ESOP
   shares                                          (9,850)                           (75,565)                         (85,415)
                                         -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          $         7,433,886 $        238,227 $      16,536,078 $       (30,081)$     24,178,110
                                         =================  ===============   ===============  ==============  ===============

  See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002


(1)     Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2002 and June 30, 2002, and the results of operations and the cash flows for the six-month periods ended December 31, 2002 and 2001.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of results for the entire fiscal year.

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

(2)     Earnings Per Share

The following table is for the three and six-month periods ending December 31, 2002 and 2001 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                 Three Months Ended       Six Months Ended
                                                     December 31,           December 31,
                                                   2002        2001        2002        2001
Weighted average number of common share            ----        ----        ----        ----
outstanding (basic EPS)                          7,583,652   7,439,650   7,515,193   7,439,650

Dilutive effect of stock options                   175,402     319,710     214,786     283,788
                                                 ---------   ---------   ---------   ---------

Weighted average number of common
shares and equivalents outstanding (diluted EPS) 7,759,054   7,759,360   7,729.979   7,723,438
                                                 =========   =========   =========   =========


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

FINANCIAL CONDITION


Total consolidated assets of the Company at December 31, 2002 were $217,987,000 compared to $219,922,000 at June 30, 2002, a decrease of $1,935,000 or 0.9%.


CASH AND CASH EQUIVALENTS increased $9.8 million, from $5.7 million at June 30, 2002 to $15.5 million at December 31, 2002. This increase was primarily the result of funds provided from maturities and repayments of loans exceeding new loan originations by $18.2 million during the period. Management uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


INVESTMENT SECURITIES-AVAILABLE FOR SALE increased from $0 at June 30, 2002 to $6.2 million at December 31, 2002. This increase was the result of management purchasing $6.2 million of variable rate demand notes during the period. Management views these short -term investments as a higher yielding alternative to "over-night" funds as it evaluates other longer-term investment (loan) alternatives.


NET LOANS declined $18.2 million or 9.0%, from $201.716 million at June 30, 2002, to $183.537 million at December 31, 2002. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                 BALANCE      BALANCE
                                              DECEMBER 30,    JUNE 30,     CHANGE     CHANGE
                                                  2002           2002       ($'S)       (%)
                                                  ----           ----       -----       ---
One-to-four family real estate                     $ 133,395   $ 149,480  $(16,085)   (10.8)%
Commercial real estate                                27,301      27,055        246     0.9
                                                      ------      ------        ---
                       Total mortgage loans          160,696     176,535   (15,839)    (9.0)
Construction                                           9,341       9,144        197     2.2
Commercial business                                    5,711       5,529        182     3.3
Consumer                                               2,902       5,146    (2,244)    43.6
Second mortgages                                       5,350       5,774      (424)    (7.3)
Other                                                    440         470       (30)    (6.4)
                                                         ---         ---       ----
                                Gross loans          184,440     202,598   (18,158)    (9.0)
Allowance for loan losses                              (903)       (882)       (21)
                                                       -----       -----       ----
                           Total loans, net        $ 183,537   $ 201,716  $(18,179)    (9.0)%
                                                   =========   =========  =========


While the Bank continues to be a strong residential lender throughout the communities in which it operates, management has been reluctant to portfolio long-term fixed rate mortgages during this period of historically low interest rates. As a result, the Bank has seen some decline in its residential single-family mortgage loan portfolio. Management continued to focus on shorter-term commercial real estate and commercial business lending during the period as evidenced by slight increases in these loan types during the period.

        THE ALLOWANCE FOR LOAN LOSSES increased from $882,000 at June 30, 2002 to $903,000 at December 31, 2002 as a result of a provision for loan losses of $80,000 during the period ended December 31, 2002 partially offset by net charge-offs of $59,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at December 31, 2002 and June 30, 2002.

                            December 31,               June 30,
                                2002                     2002
                                ----                     ----
Non-accrual                      $ 144,000                $ 352,000
Past due 90+ and still           1,639,000                  637,000
                                 ---------                  -------
accruing
Total non-performing           $ 1,783,000                $ 989,000
                               ===========                =========
loans

Non-performing loans, increased from $989,000 at June 30, 2002, to $1,783,000 at December 31, 2002. This increase was primarily the result of one lending relationship totaling $749,000 which was 179 days past due at December 31, 2002. Management is working closely with this borrower to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 50.6% and 89.2% at December 31, 2002 and June 30, 2002, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


DEPOSITS overall remained stable, declining $706,000 or .06%, from $120.447 million at June 30, 2002 to $119.741 million at December 31, 2002. The following table illustrates changes in the various types of deposits for each period presented.


                                   BALANCE      BALANCE
                                DECEMBER 31,    JUNE 30,    CHANGE     CHANGE
                                    2002          2002       ($'S)      (%)
                                    ----          ----       -----      ---
Noninterest bearing accounts           $ 7,966    $ 7,112      $ 854     12.0%
NOW accounts                            20,396     26,313    (5,917)    (22.5)
Super NOW accounts                         627        500        127      25.4
Passbook accounts                       21,650     20,302      1,348       8.3
Money market accounts                   25,782     17,448      2,404       6.6
Certificates of deposit                 43,320     48,772    (5,452)    (11.2)
                                        ------     ------    -------
               Total deposits        $ 119,741  $ 120,447    $ (706)    (0.6)%
                                     =========  =========    =======


Increases in noninterest bearing, Super NOW and, to a lesser extent, passbook accounts were attributable to the opening of new accounts. In addition to new accounts, a portion of the growth in passbook and money market accounts was the result of customers transferring proceeds from maturing certificates of deposit into these accounts.

TOTAL STOCKHOLDERS' EQUITY increased $1.072 million or 4.6%, from $23.11 million at June 30, 2002, to $24.18 million at December 31, 2002. The increase was the result of $1.3 million in net earnings and $180,000 related to the exercise of stock options during the period ended December 31, 2002, offset by $341,000 in dividends paid to the Company's stockholders, $31,000 related to net repurchases of treasury stock and $85,000 related to the net change in equity related to the Company's ESOP during the period ended December 31, 2002. During July 2002, the Company's Board of Directors authorized the repurchase of up 350,000 shares of the Company's common stock. Treasury stock purchases will be made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS--
COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Company reported earnings of $1,349,000 for the six months ended December 31, 2002, an increase of $61,000, or 4.7%, above the $1,289,000 reported for the same period in 2001. Basic earnings per share increased $0.01 or 5.9% from $0.17 for the six months ended December 31, 2001 to $0.18 for the six months ended December 31, 2002. Diluted earnings per share remained stable at $0.17 for both six month periods. The Company's return on average assets was 1.22% for the six months ended December 31, 2002 compared to 1.20% for the same period in 2001 while return on average equity declined to 11.42% for the six months ended December 31, 2002 from 12.13% for the same period 2001.


Earnings from the two periods were comparable as a result of an increase in net interest income of $280,000, or 7.0%, from $4,022,000 reported for the six months ended December 31, 2001 to $4,302,000 for six months ended December 31, 2002. This increase was partially offset by an increase in noninterest expense of $138,000 or 4.9%, from $2,815,000 reported for six months ended December 31, 2001 to $2,953,000 six months ended September, 2002.


NET INTEREST INCOME was $4,302,000 for the six months ended December 31, 2002, $280,000, or 7.0%, higher than the $4,022,000 reported for six months ended December 31, 2001. This increase was attributable to a $835,000, or 20.5% decline in interest expense that was partially offset by a $554,000 decline in interest income earned during the six months ended December 31, 2002. These declines were the result of the continuing low interest rate environment resulting from actions taken by the Federal Reserve Bank (the Fed). Note, the Fed's "Open Market Committee" which establishes the Federal funds rate and the discount rate, lowered these key interest rates a total of 15 times from July 1, 2000 through December 31, 2002. The interest rates the Bank charges its borrowers and pays its depositors are significantly influenced by these rates.


Interest income was $7,542,000 for the six months ended December 31, 2002, a decrease of $554,000 or 6.8%, from $8,096,000 for the six months ended December 31 2001. This was primarily the result of a $571,000 or 7.2% decline in interest income earned on loans from $7,890,000 for the six months ended December 31, 2001, to $7,319,000 for the six months ended December 31, 2002.


As previously mentioned, management has been reluctant to portfolio long-term fixed rate mortgages rather focusing on shorter-term commercial real estate and commercial business lending. As a result, average net loans outstanding declined from $202.5 million during the six months ended December 31, 2001 to $196.0 million during the same period ended December 31, 2002, contributing to the decline in interest income. However, the primary reason for the decline in interest income related to loans was a result of a lower average yield earned on the Bank's loan portfolio which declined 32 basis points, from 7.79% during the six months ended December 31, 2001 to 7.47% for the same period ended December 31, 2002, as borrowers continue to refinance taking advantage of lower interest rates.


Interest expense was $3,240,000 for the six months ended December 31, 2002, a decrease of $835,000 or 20.5%, $4,075,000 from the six months ended December 31 2001. This decline was largely the result of declines in interest expense paid on certificates of deposit and FHLB advances in comparison to the same period in the previous year. Interest expense on certificates of deposit was $623,000, $590,000 or 48.6% lower than the $1,213,000 recorded in six months ended December 31, 2001. This decline in interest expense was the result of a decline in the average balance of certificates of deposit by $11.1 million, from $48.0 million for the six months ended September 2001, to $37.9 million for six months ended December 31, 2002, coupled with a decline in the average rate paid on those certificates of deposit by 177 basis points, from 5.06 % during the six months ended December 31 2001, to 3.29 % during the six months ended December 31 2002. Interest expense on FHLB advances was $1,893,000, $336,000 or 15.1% lower than the $2,229,000 recorded in the six months ended December 31, 2001. Again, this decline was attributable to a decline in both the average balance of FHLB advances by $8.4 million, from $82.2 million for the six months ended December 31, 2001 to $73.8 million for the six months ended December 31, 2002, and a decline in the average rate paid on those FHLB advances, from 5.42% during the six months ended December 31 2001, to 5.13% during the same period in 2002. These declines were somewhat offset by slight increases in interest expense on the Company's demand deposit accounts as depositors chose to invest proceeds from maturing certificates in these short-term accounts. Accordingly, the average balance of the Company's interest-bearing NOW and money market accounts increased $17.8 million, from $36.8 million for the six months ended December 31, 2001, to $54.6 million for the six months ended December 31, 2002, while the average balance of the Company's savings accounts increased $4.2 million, from $17.2 million for the six months ended December 31, 2001, to $21.4 million for the six months ended December 31, 2002.


THE PROVISION FOR LOAN LOSSES was $80,000 for six months ended December 31, 2002 compared to $8,000 for the same period in 2001. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for six months ended September 2002 were $59,000 compared to $16,000 during the same period in 2001. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST EXPENSE was $2,953,000 for six months ended December 31, 2002, $138,000 or 4.9% higher than the $2,815,000 reported for the six months ended December 31, 2001. The increase was primarily attributable to increases in salaries and employee benefits which increased $165,000 or 12.8% due to regular salary increases and the hiring of a new senior lender and chief financial officer in July 2002.


TOTAL INCOME TAX EXPENSE was $710,000 (an effective tax rate of 34.5%) for the six months ended December 31, 2002, compared to $678,000 (an effective tax rate of 34.1%) during the six months ended December 31, 2001.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Company reported earnings of $642,000 for the three months ended December 31, 2002, a decline of $18,000, or 2.7%, from the $660,000 reported for the same period in 2001. Both basic and diluted earnings per share decreased $0.01 or 11.1% from $0.09 for the three months ended December 31, 2001 to $0.08 for the three months ended December 31, 2002. The Company's return on average assets was 1.16% for the three months ended December 31, 2002 compared to 1.22% for the same period in 2001 while return on average equity was 10.76% for the three months ended December 31, 2002 compared to 12.20% for the same period 2001.


NET INTEREST INCOME was comparable at $2,107,000 for the three months ended December 31, 2002, $23,000, or 1.1%, higher than the $2,084,000 reported for three months ended December 31, 2001.


Interest income was $3,665,000 for the three months ended December 31, 2002, a decrease of $388,000 or 9.6%, from $4,053,000 for the three months ended December 31 2001 which was primarily attributable to a decline in interest income earned on loans from $3,962,000 for the three months ended December 31, 2001, $427,000 or 10.8% less than the $3,535,000 earned the three months ended December 31, 2002. This decline was the result of both, a lower average balance of total loans outstanding, which declined from $204.8 million for the quarter ended December 31, 2001 to $191.7 for the quarter ended December 31, 2002, and a decline in the overall yield on loans, from 7.74% during the quarter ended December 31, 2001, to 7.38% during the quarter ended December 31, 2002.


Interest expense was $1,558,000 for the three months ended December 31, 2002, a decrease of $411,000 or 20.9%, $1,969,000 for the three months ended December 31 2001. This decline was the result of the lower interest rate environment coupled with a change in the mix of deposits and FHLB advances used to fund the Bank's assets. While average total deposits increased $11.9 million, from $111.5 million for the quarter ended December 31, 2001, to $123.4 million during the quarter ended December 31, 2001, the composition of those deposits changed significantly shifting from longer-term higher rate certificates of deposit to shorter-term lower rate demand deposit and savings accounts. As a result, the average rate paid on deposit account during the quarter ended December 31, 2002 was 2.05% compared to 3.17% during the quarter ended December 31, 2001. In addition, this growth in deposits allowed the Bank to payoff maturing FHLB advances which resulted in a decline in the average balance of FHLB advances outstanding from $81.2 million during the quarter ended December 31, 2001, to $72.1 million during the quarter ended December 31, 2002, which in turn, lowered the interest expense associated with those advances.


THE PROVISION FOR LOAN LOSSES was $35,000 for three months ended December 31, 2002 compared to $6,000 for the same period in 2001. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended

September 2002 were $45,000 compared to $11,000 during the same period in 2001. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.


NONINTEREST EXPENSE was $1,500,000 for three months ended December 31, 2002, $31,000 or 2.1% higher than the $1,469,000 reported for the three months ended December 31, 2001. The increase was primarily attributable to increases in salaries and employee benefits which increased $91,000 or 13.8% due to regular salary increases and the hiring of a new senior lender and chief financial officer in July 2002 and data processing fees which increased $46,000 or 52.3% due to a $20,000 increase in software maintenance expense and a $23,000 increase in depreciation expense both were related to the imaging equipment placed in service during May of 2002 . These increases were partially offset by a $108,000 or 20.6% decline in other noninterest expense primarily due to a $60,000 decline in professional fees and a $31,000 decline in advertising expense. During the quarter ended December 31, 2001 management was in the initial stages of forming the holding company and incurred professional fees and marketing expenses related to its formation, no such expenses were incurred during the quarter ended December 31, 2002.

TOTAL INCOME TAX EXPENSE was $338,000 (an effective tax rate of 34.5%) for the three months ended December 31, 2002, compared to $347,000 (an effective tax rate of 34.5%) during the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Recent legislation repealed the Office of Thrift Supervision's (OTS) minimum liquidity ratio requirement for the Bank. Regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 19.12% and 3.84% at December 31, and June 30, 2002, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used solely by the Company to pay dividends to its stockholders.

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

At December 31, 2002, the Bank had outstanding commitments to originate loans of $2,739,000, unused lines of credit of $10,529,000 and standby letters of credit of $543,000. As of December 31, 2002, certificates of deposit scheduled to mature in one year or less totaled $17.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by OTS regulations to meet certain minimum capital requirements. At December, 2002, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $25,185,000 or 11.53% of adjusted total assets, and risk-based capital at $ 26,088,000 or 17.85% of risk-weighted assets. The required minimum ratios are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At December 31, 2002, the Bank's cash and cash equivalents totaled $15,506,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

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

               Not Applicable

Item 3.   Defaults upon Senior Securities

               Not Applicable

Item 4.   Submission of Matters to a vote of Security Holders

               The information contained in Part II Item 4 of the Company's Form 10-Q filed with the SEC on November 14, 2002 for the period ended September 30, 2002, is incorporated herein by reference.

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


        b.  Reports on Form 8-K
               1. On November 6, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating as an exhibit a consent of Independent Accountants relating to the registration statement filed on October 31, 2002.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Peoples Ohio Financial Corporation



 Dated: February 12, 2003                 By  /s/ Ronald B. Scott
                                              -------------------
                                          Ronald B. Scott
                                          President



                                       By   /s/ Richard J. Dutton
                                            ---------------------
                                       Richard J. Dutton
                                       Vice-President, Chief Financial Officer

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

Date: February 12, 2003

                                                       /s/ Ronald B. Scott
                                                       -------------------
                                                       Ronald B. Scott
                                                       Chief Executive Officer

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

Date: February 12, 2003

                                                        /s/ Richard J. Dutton
                                                        ---------------------
                                                        Richard J. Dutton
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