Form 10-Q
period 2003-03-31
PEOPLES OHIO FINANCIAL CORP
filed 2003-05-15
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES               NO    X
   --------         ---------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILLED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X           NO
   --------         ---------

                      Applicable Only to Corporate Issuers

As of May 12, 2003, there were 7,583,652 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION
                       ----------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION
------------------------------
                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets as
                                    Of March 31, 2003 and June 30, 2002.

                                    Condensed Consolidated Statements of Income for the three and nine months ended March
                                    31, 2003 and 2002.

                                    Condensed Consolidated Statement of
                                    Shareholders' Equity for nine months ended
                                    March 31, 2003.

                                    Condensed Consolidated Statements of Cash
                                    Flows for the nine months ended March 31, 2003 and 2002.

                                    Notes to Condensed Consolidated Financial Statements.

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.

                  Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

                  Item 4.           Controls and Procedures.

PART II.  OTHER INFORMATION
---------------------------

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

                  Item 4.           Submission of Matters to a Vote of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.
SIGNATURE PAGE
--------------

SECTION 302 CERTIFICATIONS
--------------------------

INDEX TO EXHIBITS
-----------------

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2003 AND JUNE 30, 2002

                                                                                       2003                2002
                      ASSETS                                                        (UNAUDITED)
                      ------                                                       -------------       -------------
Cash and cash equivalents                                                          $  14,941,352       $   5,680,517
Time deposits in other financial institutions                                          1,000,000
Investment securities:
  Held to maturity, (fair value of $954,697 and
  $1,174,000 at March 31, 2003 and June 30, 2002)                                        789,993           1,121,139
  Available for sale                                                                  18,995,453                   -
Loans, net  of allowance for loan losses of $836,564 and $882,067                    171,026,336         201,716,051
Office properties and equipment                                                        4,736,917           4,649,712
Federal Home Loan Bank stock                                                           5,220,800           5,051,600
Interest receivable                                                                      979,356           1,059,550
Other assets                                                                             606,014             643,706
                                                                                   -------------       -------------
                                                   Total assets                    $ 218,296,220       $ 219,922,275
                                                                                   =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                                         $ 120,614,492       $ 120,446,602
  Federal Home Loan Bank (FHLB) advances                                              71,405,361          74,174,409
  Interest payable                                                                       187,736             231,386
  Other liabilities                                                                    1,263,460           1,494,898
                                                                                   -------------       -------------
                                                   Total liabilities                 193,471,049         196,347,295
                                                                                   -------------       -------------
Commitments and Contingent Liabilities                                                         -                   -

Equity from ESOP Shares                                                                  606,552             468,719
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                                     -                   -
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,439,650 shares issued less
    ESOP shares of 149,766 and 139,916                                                 7,433,886           7,299,734
  Additional paid-in capital                                                             232,656             203,084
  Treasury stock, at cost, 63,662 shares                                                (258,519)                  0
  Unrealized Gain on Available for Sale Securities                                        18,348                   0
  Retained earnings                                                                   16,792,248          15,603,443
                                                                                   -------------       -------------
                                                   Total shareholders' equity         24,218,619          23,106,261
                                                                                   -------------       -------------
                                                                                   $ 218,296,220       $ 219,922,275
                                                                                   =============       =============


See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND, 2002
                                   (unaudited)

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                31-MAR                            31-MAR
                                                                        2003             2002             2003             2002
                                                                        ----             ----             ----             ----
INTEREST INCOME
   Interest and fees on loans                                       $ 3,272,892      $ 3,834,695       10,591,994      $11,724,971
   Interest on mortgage-backed securities and other securities          103,902           20,662          138,862           66,918
   Other interest and dividend income                                    75,025           56,902          263,314          216,721
                                                                    -----------      -----------      -----------      -----------
                                    Total interest income             3,451,820        3,912,259       10,994,170       12,008,610
                                                                    -----------      -----------      -----------      -----------
INTEREST EXPENSE
   Deposits                                                             498,553          768,212        1,845,080        2,613,620
   Borrowings                                                           901,025        1,011,640        2,794,433        3,241,022
                                                                    -----------      -----------      -----------      -----------
                                    Total interest expense            1,399,578        1,779,852        4,639,513        5,854,642
                                                                    -----------      -----------      -----------      -----------

                                    Net interest income               2,052,242        2,132,408        6,354,658        6,153,968

PROVISION FOR LOAN LOSSES                                                30,000           18,000          110,000           26,000
                                                                    -----------      -----------      -----------      -----------
                                    Net interest income after
                                    provision for loan losses         2,022,242        2,114,408        6,244,658        6,127,968
                                                                    -----------      -----------      -----------      -----------
OTHER INCOME
   Service charges on deposit accounts and other                        186,756          151,457          542,097          449,979
   Fiduciary activities                                                 167,400          193,288          506,184          579,142
   Other income                                                          53,961           41,967          149,344          140,039
                                                                    -----------      -----------      -----------      -----------
                                    Total other income                  408,117          386,712        1,197,625        1,169,160
                                                                    -----------      -----------      -----------      -----------
Other expenses
   Salaries and employee benefits                                       727,719          667,224        2,185,906        1,960,639
   Net occupancy expenses                                                87,592           95,586          301,872          299,097
   Equipment expenses                                                    46,039           36,687          124,264          111,248
   Data processing fees                                                 137,817          103,239          389,574          295,657
   State of Ohio franchise taxes                                         66,215           60,404          186,715          172,904
   Other expenses                                                       377,194          424,743        1,206,884        1,377,520
                                                                    -----------      -----------      -----------      -----------
                                    Total other expenses              1,442,575        1,387,883        4,395,215        4,217,065
                                                                    -----------      -----------      -----------      -----------

      INCOME BEFORE FEDERAL INCOME TAX                                  987,783        1,113,237        3,047,067        3,080,064

Federal income tax expense                                              340,795          383,756        1,050,615        1,061,683
                                                                    -----------      -----------      -----------      -----------

Net income                                                          $   646,988      $   729,481        1,996,452      $ 2,018,381
                                                                    ===========      ===========      ===========      ===========
PER SHARES DATA:
----------------
  BASIC EARNINGS PER SHARE                                          $      0.09      $      0.10      $      0.26      $      0.27
  DILUTED EARNINGS PER SHARE                                        $      0.08      $      0.09      $      0.26      $      0.26
  DIVIDENDS PER SHARE                                               $     0.045      $     0.035      $     0.090      $     0.065

See notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)

                                                                                      2003                2002
                                                                                      ----                ----
OPERATING ACTIVITIES
              Net income                                                         $   1,996,452       $   2,018,381
              Adjustments to reconcile net income
                 to net cash provided by operating activities
                Provision for loan losses                                              110,000              26,000
                Depreciation and amortization                                          232,939             253,717
                Investment securities amortization (accretion), net                     17,463               1,852
                Federal Home Loan Bank stock dividends                                (169,200)           (206,600)
                Net change in other assets/ other liabilities                         (166,653)            219,726
                                                                                 -------------       -------------
                        Net cash provided by operating activities                    2,021,001           2,313,076
                                                                                 -------------       -------------
INVESTING ACTIVITIES
              Net change in loans                                                   30,579,715          (3,624,809)
              Proceeds from maturities of securities held to maturity                  336,614             354,539
              Proceeds from maturities of securities available for sale                 30,000                   0
              Purchases of securities- available for sale                          (19,020,584)                  0
              Purchase of time deposits in other financial institutions             (1,000,000)                  0
              Purchases of premises and equipment                                     (320,144)           (634,959)
                                                                                 -------------       -------------
                                                              Net cash used
                                                    by investing activities         10,605,601          (3,905,229)
                                                                                 -------------       -------------
FINANCING ACTIVITIES
              Net change in
                Interest-bearing demand and savings deposits                         6,570,903          13,631,055
                Certificates of deposit                                             (6,403,013)         (3,757,419)
              Proceeds from FHLB advances                                           32,000,000         180,000,000
              Repayment of FHLB advances                                           (34,769,048)       (187,661,649)
              Cash dividends                                                          (679,664)           (483,578)
              Proceeds from exercise of stock options                                  180,341                   0
              Purchase/Reissuance of treasury stock                                   (265,286)                  -
                                                                                                     -------------

                                                    Net cash provided by
                                                    financing activities            (3,365,767)          1,728,409
                                                                                 -------------       -------------

Net Change in Cash and Cash Equivalents                                              9,260,835             136,256

Cash and cash equivalents, Beginning of Period                                       5,680,517           5,118,227
                                                                                 -------------       -------------

Cash and cash equivalents, End of Period                                         $  14,941,352       $   5,254,483
                                                                                 =============       =============

See notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                        Additional                                  Unrealized Gain       Total
                                        Common           paid-in        Retained        Treasury        on AFS        shareholders'
                                         stock           capital        earnings          Stock       Securities         equity
                                      ------------     ------------   ------------     ------------   ------------    ------------
BALANCE AT JUNE 30, 2002              $  7,299,734     $  203,084     $ 15,603,443     $        0     $               23,106,261
Net income                                       -              -        1,996,452                                     1,996,452
Cash dividends declared
   on common stock ($.09 per share)                             -         (679,664)                                     (679,664)
Exercise of stock options                  144,002         36,339                -                                       180,341
Purchase of treasury stock                                      -                        (280,443)                      (280,443)
Reissue of treasury stock                                  (6,767)                         21,924                         15,157
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                                      18,348          18,348
Net change in equity from ESOP
   shares                                   (9,850)                       (127,983)                                     (137,833)
                                      ------------     ----------     ------------     ----------     ----------    ------------
BALANCE AT MARCH 31, 2003             $  7,433,886     $  232,656     $ 16,792,248     $ (258,519)    $   18,348      24,218,619
                                      ============     ==========     ============     ==========     ==========    ============


  See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and June 30, 2002, and the results of operations and the cash flows for the nine-month periods ended March 31, 2003 and 2002.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2003, are not necessarily indicative of results for the entire fiscal year.

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

(2)      Earnings Per Share

The following table is for the three and nine-month periods ending March 31, 2003 and 2002 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                    Three Months Ended            Nine Months Ended
                                                         March 31,                    March 31,

Weighted average number of common shares              2003           2002           2003           2002
                                                 ---------      ---------      ---------      ---------
  outstanding (basic EPS)                        7,572,190      7,439,650      7,553,225      7,439,650

Dilutive effect of stock options                   206,587        259,107        198,391        275,456
                                                 ---------      ---------      ---------      ---------

Weighted average number of common shares
  and equivalents outstanding (diluted EPS)      7,778,777      7,698,757      7,553,225      7,715,106
                                                 =========      =========      =========      =========

Options to purchase 168,155 shares of common stock at exercise prices ranging from $6.81 to $8.13 per share were outstanding at March 31, 2003, but were not included in the computation of diluted EPS due to their exercise price being greater than the average market price of common shares.

(3)      Stock-based Compensation

The Company accounts for its stock option plan under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three Months Ended        Nine Months Ended
                                                           March 31,                March 31,
                                                       2003        2002        2003           2002
                                                    ----------  ----------  -----------    -----------
Net income, as reported                             $  646,988  $  729,481  $ 1,996,452    $ 2,018,381
Less:  Total stock-based employee compensation
    Cost determined under the fair value based
    Method, net of income taxes                         (3,720)    (32,366)     (11,966)       (91,639)

Pro Forma net income                                $  643,268  $  697,115  $ 1,984,486    $ 1,926,674
                                                    ==========  ==========  ===========    ===========

Earnings per share:
      Basic - as reported                           $     0.09  $     0.10  $      0.26    $      0.27
                                                    ==========  ==========  ===========    ===========
      Basic - pro forma                             $     0.09  $     0.09  $      0.26    $      0.26
                                                    ==========  ==========  ===========    ===========
      Diluted - as reported                         $     0.08  $     0.09  $      0.26    $      0.26
                                                    ==========  ==========  ===========    ===========
      Diluted - pro forma                           $     0.08  $     0.09  $      0.26    $      0.25
                                                    ==========  ==========  ===========    ===========

(4)      Impact of Current Accounting Issues

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.
45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being suspended.

FIN No. 45, which is applicable to public and non--public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payment so under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

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

FINANCIAL CONDITION


Total consolidated assets of the Company at March 31, 2003 were $218,296,000 compared to $219,922,000 at June 30, 2002, a decrease of $1,664,000 or 0.7%.


CASH AND CASH EQUIVALENTS increased $9.2 million, from $5.7 million at June 30, 2002 to $14.9 million at March 31, 2003. This increase was primarily the result of funds provided from maturities and repayments of loans exceeding new loan originations by $27.8 million during the period. Management uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


INVESTMENT SECURITIES-AVAILABLE FOR SALE increased from $0 at June 30, 2002 to $18.7 million at March 31, 2003. This increase was the result of management purchasing $8.7 million of variable rate demand notes during the period. Management views these short -term investments as a higher yielding alternative to "over-night" funds. In addition, the management purchased $7.0 million in mortgage-backed securities and $3.0 million in federal agency bonds. These securities have weighted average maturities ranging from one to three years and are viewed by management as conservative short-term investments as it evaluates other longer-term investment (loan) alternatives.


NET LOANS declined $30.7 million or 15.2%, from $201.716 million at June 30, 2002, to $171.026 million at March 31, 2003. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                            BALANCE         BALANCE
                                           MARCH 31,        JUNE 30,        CHANGE         CHANGE
                                             2003             2002           ($'S)           (%)
                                           ---------       ---------       ---------       -------
One-to-four family real estate             $ 122,782       $ 149,480       $ (26,742)      (17.9)%
Commercial real estate                        27,179          27,055             124         0.5
                                           ---------       ---------       ---------
                 Total mortgage loans        149,961         176,535         (26,618)      (15.1)
Construction                                   7,832           9,144          (1,312)      (14.3)
Commercial business                            6,128           5,529             599        10.8
Consumer                                       2,438           5,146          (2,708)      (52.6)
Second mortgages                               5,072           5,774            (702)      (12.2)
Other                                            431             470             (39)       (8.3)
                                           ---------       ---------       ---------
                 Gross loans                 171,863         202,598         (30,779)      (15.2)
Allowance for loan losses                       (837)           (882)             45
                                           ---------       ---------       ---------
                 Total loans, net          $ 171,026       $ 201,716       $ (30,734)      (15.2)%
                                           =========       =========       =========


While the Bank continues to be a strong residential lender throughout the communities in which it operates, management has been reluctant to portfolio long-term fixed rate mortgages during this period of historically low interest rates. As a result, the Bank has experienced a decline in its residential single-family mortgage loan portfolio. Management continued to focus on shorter-term commercial real estate and commercial business lending during the period as evidenced by slight increases in these loan types during the period.

         THE ALLOWANCE FOR LOAN LOSSES decreased from $882,000 at June 30, 2002 to $837,000 at March 31, 2003 as a result of net charge-offs of $155,000 during the period ended March 31, 2003 partially offset by a provision for loan losses of $110,000. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at March 31, 2003 and June 30, 2002.

                                                 March 31,                      June 30,
                                                   2003                           2002
                                                   ----                           ----
Non-accrual                                    $   631,000                     $ 352,000
Past due 90+ and still accruing                  1,162,000                       637,000
                                               -----------                     ---------
Total non-performing loans                     $ 1,793,000                     $ 989,000
                                               ===========                     =========




Non-performing loans, increased from $989,000 at June 30, 2002, to $1,793,000 at March 31, 2003. This increase was primarily the result of one commercial lending relationship totaling $749,000 which was 269 days past due at March 31, 2003. Management is working closely with this borrower to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 46.7% and 89.2% at March 31, 2003 and June 30, 2002, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


DEPOSITS overall remained stable, increasing $167,000 or .01%, from $120.447 million at June 30, 2002 to $120.614 million at March 31, 2003. The following table illustrates changes in the various types of deposits for each period presented.




                                                 BALANCE      BALANCE
                                                MARCH 31,     JUNE 30,      CHANGE       CHANGE
                                                  2003          2002         ($'S)        (%)
                                               ---------     ---------     --------      -----
Noninterest bearing accounts                   $   9,808     $   7,112     $ 2,696       37.9%
NOW accounts                                      21,177        26,313      (5,126)      (19.5)
Super NOW accounts                                   979           500         479        95.8
Passbook accounts                                 22,541        20,302       2,239        11.0
Money market accounts                             23,792        17,448       6,304        36.1
Certificates of deposit                           42,317        48,772      (6,455)      (13.2)
                                                  ------     ---------     -------
                      Total deposits           $ 120,614     $ 120,447     $   167        0.1%
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

FEDERAL HOME LOAN BANK ADVANCES declined $2.8 million from $74.17 million at June 30, 2002 to $71.41 million at March 31, 2003. This decline was the result of regular principal repayments and maturities.

TOTAL STOCKHOLDERS' EQUITY increased $1.095 million or 4.7%, from $23.11 million at June 30, 2002, to $24.20 million at March 31, 2003. The increase was the result of $2.0 million in net earnings and $180,000 related to the exercise of stock options during the period ended March 31, 2003, offset by $680,000 in dividends paid to the Company's stockholders, $265,000 related to net repurchases of treasury stock and $138,000 related to the net change in equity related to the Company's ESOP during the period ended March 31, 2003. During July 2002, the Company's Board of Directors authorized the repurchase of up 350,000 shares of the Company's common stock of which 63,662 were held at March 31, 2003. Treasury stock purchases will be made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS--
COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company reported earnings of $1,996,000 for the nine months ended March 31, 2003, a decline of $22,000, or 1.1%, from the $2,018,000 reported for the same period in 2002. Basic earnings per share declined $0.01 or 3.7% from $0.27 for the nine months ended March 31, 2002 to $0.26 for the nine months ended March 31, 2003. Diluted earnings per share remained stable at $0.26 for both nine month periods. The Company's return on average assets was 1.21% for the nine months ended March 31, 2003 compared to 1.24% for the same period in 2002 while return on average equity declined to 11.20% for the nine months ended March 31, 2003 from 12.41% for the same period 2002.


Earnings from the two periods were comparable as a result of an increase in net interest income of $201,000, or 3.3%, from $6,154,000 reported for the nine months ended March 31, 2002 to $6.355,000 for nine months ended March 31, 2003. The increase net interest income was offset by an $84,000 increase in the provision for loan losses from $26,000 for the nine months ended March 31, 2002 to $110,000 for the nine months ended March 31, 2003. Increased net interest income was further offset by a $178,000 or 4.2% increase in noninterest expense from $4,217,000 for the nine months ended March 31, 2002 to $4,395,000 for the nine months ended March 31, 2003.


 NET INTEREST INCOME was $6,355,000 for the nine months ended March 31, 2003, $201,000, or 3.3%, higher than the $6,154,000 reported for nine months ended March 31, 2002. This increase was attributable to a $1,215,000, or 20.8% decline in interest expense that was partially offset by a $1,014,000 or 8.5% decline in interest income earned during the nine months ended March 31, 2003. These declines were the result of the continuing low interest rate environment resulting from actions taken by the Federal Reserve Bank (the Fed). Note, the Fed's "Open Market Committee" which establishes the Federal funds rate and the discount rate, lowered these key interest rates a total of 15 times from July 1, 2000 through March 31, 2003. The interest rates the Bank charges its borrowers and pays its depositors are significantly influenced by these rates.


Interest income was $10,994,000 for the nine months ended March 31, 2003, a decrease of $1,014,000 or 8.5%, from $12,009,000 for the nine months ended March 31 2002. This was primarily the result of a $1,133,000 or 9.7% decline in interest income earned on loans from $11,725,000 for the nine months ended March 31, 2002, to $10,592,000 for the nine months ended March 31, 2003.


As previously mentioned, rather than portfolioing long-term fixed rate mortgages, management chose to focus on shorter-term commercial real estate and commercial business lending. As a result, average net loans outstanding declined from $202.4 million during the nine months ended March 31, 2002 to $191.8 million during the same period ended March 31, 2003, contributing to the decline in interest income. However, the primary reason for the decline in interest income related to loans was a result of a lower average yield earned on the Bank's loan portfolio which declined 38 basis points, from 7.73% during the nine months ended March 31, 2002 to 7.35% for the same period ended March 31, 2003, as borrowers continue to refinance taking advantage of lower interest rates.


Interest expense was $4,640,000 for the nine months ended March 31, 2003, a decrease of $1,215,000 or 20.8%, from $5,855,000 for the nine months ended March 31 2002. This decline was largely the result of declines in interest expense paid on certificates of deposit and FHLB advances in comparison to the same period in the previous year. Interest expense on certificates of deposit was $1,095,000, $861,000 or 44.0% lower than the $1,956,000 recorded in nine months ended March 31, 2002. This decline in interest expense was the result of a decline in the average balance of certificates of deposit by $11.2 million, from $54.8 million for the nine months ended March 31, 2002, to $43.6 million for nine months ended March 31, 2003, coupled with a decline in the average rate paid on those certificates of deposit by 141 basis points, from 4.76 % during the nine months ended March 31 2002, to 3.35 % during the nine months ended March 31 2003. Interest expense on FHLB advances was $2,794,000, $447,000 or 13.8% lower than the $3,241,000 recorded in the nine months ended March 31, 2002. Again, this decline was attributable to a decline in both the average balance of FHLB advances by $7.5 million, from $80.5 million for the nine months ended March 31, 2002 to $73.0 million for the nine months ended March 31, 2003, and a decline in the average rate paid on those FHLB advances, from 5.37% during the nine months ended March 31 2002, to 5.10% during the same period in 2003. These declines were somewhat offset by slight increases in interest expense on the Company's demand deposit accounts as depositors chose to invest proceeds from maturing certificates in these short-term accounts. Accordingly, the average balance of the Company's interest-bearing NOW and money market accounts increased $16.2 million, from $39.7 million for the nine months ended March 31, 2002, to $55.9 million for the nine months ended March 31, 2003, while the average balance of the Company's savings accounts increased $4.1 million, from $16.2 million for the nine months ended March 31, 2002, to $21.8 million for the nine months ended March 31, 2003.

THE PROVISION FOR LOAN LOSSES was $110,000 for nine months ended March 31, 2003 compared to $26,000 for the same period in 2002. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for nine months ended March 31, 2003 were $170,000 compared to $48,000 during the same period in 2002. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST EXPENSE was $4,395,000 for nine months ended March 31, 2003, $178,000 or 4.2% higher than the $4,217,000 reported for the nine months ended March 31, 2002. The increase was primarily attributable to increases in salaries and employee benefits and data processing fees. Salaries and employee benefits increased $225,000 or 11.5% due to regular salary increases, a $90,000 increase in costs associated with maintaining the Company's defined benefit plan and the hiring of a new senior lender and chief financial officer in July 2002. Data processing fees increased $94,000 or 31.8% due to a $39,000 increase in software maintenance expense and a $46,000 increase in depreciation expense both were related to the imaging equipment placed in service during May of 2002. These increases were partially offset by a $171,000 or 12.4% decline in other noninterest expense primarily attributable to a $169,000 or 47.3% decline in professional services.


TOTAL INCOME TAX EXPENSE was $1,051,000 (an effective tax rate of 34.5%) for the nine months ended March 31, 2003, compared to $1,062,000 (an effective tax rate of 34.5%) during the nine months ended March 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company reported earnings of $647,000 for the three months ended March 31, 2003, a decline of $82,000, or 11.3%, from the $729,000 reported for the same period in 2002. Basic and diluted earnings per share decreased $0.01 or 10.0% from $0.10 for the three months ended March 31, 2002 to $0.09 for the three months ended March 31, 2003. While diluted earnings per share decreased $0.01 or 11.1% from $0.09 for the nine months ended March 31, 2002 to $0.08 for the three months ended March 31, 2003. The Company's return on average assets was 1.19% for the three months ended March 31, 2003 compared to 1.34% for the same period in 2002 while return on average equity was 10.70% for the three months ended March 31, 2003 compared to 13.14% for the same period in 2002.


NET INTEREST INCOME was $2,052,000 for the three months ended March 31, 2003, $80,000, or 3.8%, less than the $2,132,000 reported for three months ended March 31, 2002.


Interest income was $3,452,000 for the three months ended March 31, 2003, a decrease of $562,000 or 14.7%, from $3,912,000 for the three months ended March 31 2002 which was primarily attributable to a $427,000 or 10.8% decline in interest income earned on loans from $3,835,000 for the three months ended March 31, 2002, to $3,273,000 for the three months ended March 31, 2003. This decline was the result of both, a lower average balance of total loans outstanding, which declined from $203.2 million for the quarter ended March 31, 2002 to $183.5 for the quarter ended March 31, 2003, and a decline in the overall yield on loans, from 7.55% during the quarter ended March 31, 2002, to 7.09% during the quarter ended March 31, 2003.


Interest expense was $1,400,000 for the three months ended March 31, 2003, a reduction of $380,000 or 21.4%, from the $1,780,000 paid during the three months ended March 31, 2002. This decline was the result of the lower interest rate environment coupled with a change in the mix of deposits and FHLB advances used to fund the Bank's assets. While average total deposits increased $6.6 million, from $116.8 million for the quarter ended March 31, 2002, to $123.4 million during the quarter ended March 31, 2003, the composition of those deposits changed significantly shifting from longer-term higher rate certificates of deposit to shorter-term lower rate demand deposit and savings accounts. As a result, the average rate paid on deposit accounts during the quarter ended March 31, 2003 was 1.62% compared to 2.63% during the quarter ended March 31, 2002. In addition, this growth in deposits allowed the Bank to payoff maturing FHLB advances which resulted in a decline in the average balance of FHLB advances outstanding from $77.0 million during the quarter ended March 31, 2002, to $73.0 million during the quarter ended March 31, 2003, which in turn, lowered the interest expense associated with those advances.


THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended March 31, 2003 compared to $18,000 for the same period in 2002. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended March 2003 were $111,000 compared to $38,000 during the same period in 2002. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.


NONINTEREST EXPENSE was $1,443,000 for three months ended March 31, 2003, $55,000 or 3.9% higher than the $1,388,000 reported for the three months ended March 31, 2002. The increase was primarily attributable to increases in salaries and employee benefits which increased $60,000 or 9.1% due to regular salary increases and the hiring of a new senior lender and chief financial officer in July 2002 and data processing fees which increased $35,000 or 33.5% due to a $10,000 increase in software maintenance expense and a $18,000 increase in depreciation expense both were related to the imaging equipment placed in service during May of 2002 . These increases were partially offset by a $48,000 or 11.2% decline in other noninterest expense primarily due to a $38,000 decline in professional fees and a $15,000 decline in office property expense. During the quarter ended March 31, 2002 management formed the holding company and incurred professional fees and marketing expenses related to its formation, no such expenses were incurred during the quarter ended March 31, 2003.

TOTAL INCOME TAX EXPENSE was $341,000 (an effective tax rate of 34.5%) for the three months ended March 31, 2003, compared to $384,000 (an effective tax rate of 34.5%) during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Recent legislation repealed the Office of Thrift Supervision's (OTS) minimum liquidity ratio requirement for the Bank. Regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 20.05% and 3.84% at March 31, 2003, and June 30, 2002, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used solely by the Company to pay dividends to its stockholders.

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

At March 31, 2003, the Bank had outstanding commitments to originate loans of $2,743,000, unused lines of credit of $10,217,000 and standby letters of credit of $544,000. As of March 31, 2003, certificates of deposit scheduled to mature in one year or less totaled $25.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by OTS regulations to meet certain minimum capital requirements. At March 31, 2003, the Bank exceeded all regulatory minimum capital requirements with tangible and tier 1 capital both at $25,833,000 or 11.78% of adjusted total assets, and risk-based capital at $ 26,670,000 or 17.99% of risk-weighted assets. The required minimum ratios are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31, 2003, the Bank's cash and cash equivalents totaled $14,941,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company has many options available for satisfying its longer-term cash needs including borrowing funds, raising equity capital and issuing trust preferred securities.

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

                  Not Applicable

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

          b.   Reports on Form 8-K
               1. On January 23, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating by reference a press release dated January 22, 2003, relating to the Company's unaudited results for the quarter ended December 31, 2002.
               2. On February 28, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating by reference a press release dated February 27, 2003, relating to the payment of the Company's dividend.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Peoples Ohio Financial Corporation



 Dated: May 14, 2003                 By  /s/ Ronald B. Scott
                                         ------------------------------------
                                         Ronald B. Scott
                                         President



                                     By  /s/ Richard J. Dutton
                                         ------------------------------------
                                         Richard J. Dutton
                                         Vice-President, Chief Financial Officer

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

Date: May 14, 2003

                                                      /s/ Ronald B. Scott
                                                      --------------------------
                                                      Ronald B. Scott
                                                      Chief Executive Officer

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

Date: May 14, 2003

                                                     /s/ Richard J. Dutton
                                                    ----------------------------
                                                    Richard J. Dutton
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