Form 10-K
period 2003-06-30
PEOPLES OHIO FINANCIAL CORP
filed 2003-09-26
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2003
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any other amendment to this Form 10-K. [ ]

         Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes [ ]  No [X]

         The aggregate market value of the voting common shares held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant as of December 31, 2002 was $19,441,987.

         The registrant had 7,372,919 shares of Common Stock outstanding as of September 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2003 Annual Report to Shareholders are incorporated into Part II of this Form 10-K.

         Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                      INDEX

                                                                                                             PAGE
PART I....................................................................................................     1
     ITEM 1.  BUSINESS....................................................................................     1
     ITEM 2.  PROPERTIES..................................................................................    15
     ITEM 3.  LEGAL PROCEEDINGS...........................................................................    15
     ITEM 4.  SUBMISSION OF MATTERS.......................................................................    15

PART II...................................................................................................    16
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................    16
     ITEM 6.  SELECTED FINANCIAL DATA.....................................................................    16
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION........    16
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    16
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................    16
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........    16
     ITEM 9A. CONTROLS AND PROCEDURES.....................................................................    16

PART III..................................................................................................    17
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................    17
     ITEM 11. EXECUTIVE COMPENSATION......................................................................    17
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................    17
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................    17
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................    17

PART IV...................................................................................................    17
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................    17

Signatures................................................................................................    21

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         Peoples Ohio Financial Corporation (the "Company") is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the "Bank"). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as to take advantage of a more effective structure for expanded financial activities. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). At June 30, 2003, the Company had total assets of $207.3 million, total deposits of $117.6 million and total stockholders' equity of $24.4 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, all references to the Company include the Bank, unless otherwise indicated.

         The Bank, a state chartered savings and loan association, was originally chartered in 1890 as an Ohio mutual building and savings association and completed a successful stock conversion in December 1989. The Bank is primarily engaged in attracting retail deposits from Miami and northern Montgomery counties and the investment of those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by one-to-four family residential real estate throughout those same areas. The Bank also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, consumer loans, including automobile loans, home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. In addition to traditional banking services, the Bank provides full trust services through its trust department. The Bank also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage backed securities and other investments permitted by applicable law. The Bank's principal sources of income are interest on loans and fees for service charges and, to a lesser extent, interest and dividends on investments. The Bank obtains funds for its lending and investment activities through gathering deposits, payments received from outstanding loans, and borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB").

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

         The Company faces significant competition both in making loans and in attracting deposits. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies.

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

         In addition, from time to time, the Company originates commercial loans, secured by both real estate and based on the credit worthiness of the borrower. Commercial loan originations are attempted to be done in a conservative manner and require careful loan underwriting, particularly in the areas of capacity to repay, collateral and credit terms. These principles are followed to protect the Company against excessive risk in the loan portfolio. Management takes into account local business conditions, the economy, and future capital requirements of the Company when originating these loans. The Company refinances existing commercial loans if doing so will improve the Company's collateral position or otherwise strengthen the loan. The commercial loan portfolio, while a relatively small portion of the entire loan portfolio, has begun to grow over time as a result of more aggressively pursuing creditworthy commercial borrowers in the Company's lending area.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information concerning of the composition of the consolidated loan portfolio at the dates indicated.

                                                                         June 30,
                              -----------------------------------------------------------------------------------------------------
                                 2003      2003      2002     2002       2001       2001      2000       2000      1999       1999
                              ---------  --------   ------  --------    ------    --------   ------   ---------   ------    --------
                                          Percent            Percent               Percent             Percent              Percent
                                         of Total           of Total              of Total             of Total             of Total
                                Amount     Loans    Amount    Loans     Amount      Loans    Amount     Loans     Amount      Loans
                              ---------  --------   ------  --------    ------    --------   ------   ---------   ------    --------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                  $ 115,175   69.34%  $ 149,612   71.84%  $ 150,711    73.96%   $ 146,404   74.51%  $ 130,676   74.40%
  Commercial                     25,021   15.06      27,055   12.99      23,467    11.52       21,172   10.78      16,728    9.52
                              ---------  ------   ---------  ------   ---------    -----    ---------  ------   ---------    ----
     Total  real estate         140,196   84.40     176,667   84.83     174,118    85.48      167,576   85.29     147,404   83.92
Construction                     12,802    7.71      14,660    7.04      12,817     6.29       14,842    7.55      14,769    8.41
Commercial business               5,573    3.36       5,529    2.66       5,323     2.61        3,450    1.76       2,269    1.29
Consumer                          2,452    1.48       5,146    2.47       4,769     2.34        4,293    2.18       4,513    2.57
Home improvement                  4,772    2.87       5,774    2.77       6,065     2.98        5,777    2.94       4,674    2.66
Secured by deposit account          290    0.18         470    0.23         612     0.30          548    0.28       2,013    1.15
                              ---------  ------   ---------  ------   ---------   ------    ---------  ------   ---------  ------
     Total loans, gross         166,085  100.00%    208,246  100.00%    203,764   100.00%     196,486  100.00%    175,642  100.00%
                                         ======              ======               ======               ======              ======
Less:
   Net deferred fees                209                 132                 163                   170                 208
   Undisbursed  portion of        4,405               5,516               5,275                 5,550               7,254
     loans
   Allowance for loan losses        862                 882                 843                   888                 880
                              ---------           ---------           ---------             ---------           ---------
     Total loans, net         $ 160,609           $ 201,716           $ 197,483             $ 189,878           $ 167,300
                              =========           =========           =========             =========           =========

LOAN PORTFOLIO MATURITY SCHEDULE

         The following table sets forth certain information regarding the contractual maturity of the Company's loan portfolio by type of loan at June 30, 2003. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                             Maturity Date During the
                                               Years Ending June, 30
                           ----------------------------------------------------------------
                           Within one year  One to five years   Over five years     Total
                           ---------------  -----------------   ---------------   ---------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                  $  4,666          $  9,446           $ 101,063      $ 115,175
  Commercial                     4,454             3,825              16,742         25,021
                              --------          --------           ---------      ---------
     Total real estate           9,120            13,271             117,805        140,196
Construction                     6,956             3,058               2,788         12,802
Commercial business              2,948             1,998                 627          5,573
Consumer                         2,053               392                   7          2,452
Home improvement                 2,868               545               1,359          4,772
Secured by deposit account         209                81                   -            290
                              --------          --------           ---------      ---------
     Total loans, gross       $ 24,154          $ 19,345           $ 122,586      $ 166,085
                              ========          ========           =========      =========

The following table sets fourth, at June 30, 2003, the dollar amount of gross loans receivable, contractually due after June 30, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                      Due after June 30, 2004
                                       With fixed interest rates   With adjustable interest rates      Total
                                       -------------------------   ------------------------------    ---------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                                   $ 106,415                      $  4,094               $ 110,509
  Commercial                                      17,174                         3,393                  20,567
                                               ---------                      --------               ---------
     Total  real estate                          123,589                         7,487                 131,076
Construction                                       5,846                             -                   5,846
Commercial business                                2,440                           185                   2,625
Consumer                                             399                             -                     399
Home improvement                                   1,899                             6                   1,905
Secured by deposit account                            80                             -                      80
                                               ---------                      --------               ---------
     Total loans, gross                        $ 134,253                      $  7,678               $ 141,931
                                               =========                      ========               =========

RESIDENTIAL LENDING

         The largest portion of the Company's loans are made for the purpose of enabling borrowers to purchase and construct real property secured primarily by first liens on such property. At June 30, 2003, the net book value of the Company's total loan portfolio of $160.6 million represented approximately 77.5% of total assets. Approximately 69.3% of the total gross loan portfolio, or $115.2 million, consisted of loans secured by mortgages on one-to-four family residences. In addition, the Company maintained a loan servicing portfolio of approximately $1,808,000 at June 30, 2003, as a result of its secondary mortgage market activities and participations.

         At June 30, 2003, 4.6% of the Company's total gross loan portfolio consisted of adjustable-rate loans including adjustable-rate mortgages ("ARMs"). Most ARMs adjust based on changes in US Treasury Securities Indices. ARMs generally have been retained for the Company's own portfolio. At June 30, 2003, there were no adjustable-rate loans held for sale.

         The original contractual loan payment period for one-to-four family residential loans originated by the Company has typically been between 10 and 30 years. Historically, however, industry statistics and the Company's own experience have indicated the average life of long-term loans to be substantially less than the contractual period.

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

         Appraised values of collateral are primarily determined through on-site inspections supported by written reports and comparables performed by qualified independent appraisers approved by the Board of Directors. Appraisals on one-to-four family residential mortgage loans are required by the Company's Board to meet Federal Home Loan Mortgage Corporation

("FHLMC") and regulatory guidelines. The Company requires title insurance for most mortgage loan transactions. Borrowers also must obtain hazard insurance prior to closing, with the Bank as the primary loss payee, and, when required, flood insurance.

         Under current regulations of the OTS, a real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. The Company makes fixed-rate home loans or ARMs with loan-to-value ratios of up to 95% of the appraised value of the security property. Most loans which are approved have 80% or less loan-to-value ratios. In the past, for any mortgage loan, that part of the unpaid balance which exceeded 80% of the property's value was generally insured or guaranteed by a private mortgage insurance company. More recently, this insurance has not been required. In fiscal 2003, approximately $11,288,000 in loans were originated in which the loan-to-value ratio was over 80%. This compares to approximately $9,254,000 originated in fiscal 2002. The outstanding balance of loans with a loan-to-value ratio over 80% at June 30, 2003 and 2002 was $18,044,000 and $22,935,000, respectively. The
Bank's Loan Committee approves all loans over $400,000. Any loans over $600,000 must be approved by the full Board of Directors.

COMMERCIAL REAL ESTATE LOANS

         The Company has supplemented its residential real estate lending activities by the origination of commercial real estate loans secured by office buildings and other income-producing properties. At June 30, 2003, the Company had approximately $25.0 million (or 15.0% of its total loan portfolio) in commercial real estate loans. The Company's policy is to make commercial real estate loans secured by a first lien on the property and generally loan up to a maximum of 80% of the appraised value of the real estate as determined by an independent appraisal. Commercial real estate loans are inherently riskier than residential loans but offer higher interest rates. The decision to originate loans of this type is based on the economy, local business conditions, required capital standards, and the level of risk involving such loans. Management, from time to time, will refinance existing commercial loans, if doing so will improve the Company's collateral position or otherwise strengthen the loan, thereby lowering the overall risk of the loan.

         All savings associations are required to conform to requirements on investing in loans secured by nonresidential real property so that such loans may not, in the aggregate, exceed 400% of the savings association's capital. The Bank's' current capital would allow it to have more than $95.4 million invested in this category of assets.

CONSTRUCTION LOANS

         The Company makes loans for the construction of residential and non-residential real estate. These loans generally convert, upon completion of construction, to residential and non-residential mortgage loans as described above. The construction loans are secured by a mortgage on the real property and disbursements are made based on the percentage of construction completed. At June 30, 2003, the Company had approximately $12.8 million (or 7.7% of its total loan portfolio) in construction loans.

COMMERCIAL LOANS

         At June 30, 2003, the Company had approximately $5.6 million (or 3.4% of its total loan portfolio) in commercial loans. The Company originates commercial loans in a conservative manner, based upon the creditworthiness of the borrower. Management also takes into consideration such factors as business conditions of the economy as a whole, local business conditions, required capital standards and the current level of risk found in the Company's commercial loan portfolio, when originating these loans.

CONSUMER LOANS

         At June 30, 2003, the Company had approximately $2.5 million (or 1.5% of its total loan portfolio) in consumer loans. Consumer loans generally are made for terms not to exceed ten years and typically are made for five years or less at fixed rates. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

HOME IMPROVEMENT LOANS

         At June 30, 2003, the Company had approximately $4.8 million (or 2.9% of its total loan portfolio) in home improvement loans. Home improvement loans generally are made for terms not to exceed 15 years and typically are made for 5 years or less at fixed or variable rates. Similar to consumer loans, demand for residential real estate secured home improvement loans continues to be strong due to certain provisions of the Tax Act which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

ORIGINATION AND SALE OF LOANS

         The Company originates residential real estate, commercial real estate, commercial and consumer loans. The Company may purchase loans or mortgage-backed securities during periods of slackened loan demand or increased competition in local markets. As of June 30, 2003, loans secured by collateral outside of Ohio represented less than 1% of total loans.

         The Company has in the past sold loans in the secondary mortgage market. The Company has sold primarily fixed-rate residential mortgage loans and, as of June 30, 2003, is servicing approximately $1,808,000 of such loans for the benefit of others.

         The following table shows total loan origination and advances, repayment and sale activity, during the periods indicated.

                                                   Year Ended June 30,
                                         -------------------------------------
                                            2003          2002          2001
                                         ---------      --------      --------
                                                     (In thousands)
Loans originated:
     Mortgage loans                      $  31,400      $ 64,516      $ 39,067
     Consumer loans                          4,517         7,311         7,849
     Commercial loans                        3,591         3,712        16,842
                                         ---------      --------      --------
        Total loans originated              39,508        75,539        63,758
Loan principal  repayments                 (82,288)      (71,057)      (57,192)
Other net items (1)                          1,673          (249)        1,039
                                         ---------      --------      --------
        Net loan increase/(decrease)     $ (41,107)     $  4,233      $  7,605
                                         =========      ========      ========

(1) Consists of loans in process and loan loss reserves.

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

         If a foreclosure action is instituted on real estate-secured loans and the loan is not reinstated, paid in full or refinanced, the property is sold at a sheriff's sale, at which the Company may be the buyer. If acquired, such acquired property is listed in the Company's Real Estate Owned ("REO") account, until the property is sold. The Company is permitted to finance sales of REO properties. Should the sheriff's sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

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

         When an OTS-regulated institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an OTS-regulated institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. In addition to loans that have been classified, the Company has established a category of loans known as "special mention" loans. Such loans are closely supervised by management either because of payment history, deterioration of collateral or some other factor which has come to management's attention. These loans may be delinquent, but are not considered substandard under OTS regulations. At June 30, 2003, the Company had loans totaling $2,540,000 classified as "special mention."

         In connection with the filing of its periodic reports with the OTS, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2003, the Company had classified the following asset amounts:

                                            Substandard      Doubtful      Loss
                                            -----------      --------      ----
                                                          (In thousands)
Real estate loans:
  1-4 family loans                            $ 1,026         $  69        $  -
  Commercial                                      478
                                              -------         -----        ----
     Total real estate                          1,504            69           -
Consumer loans                                    191            10           -
Commercial loans                                1,124
                                              -------         -----        ----

     Total classified loans                     2,819            79           -
Real estate owned ("REO")                         192             -           -
Other assets
                                              -------         -----        ----
     Total classified assets                  $ 3,011         $  79        $  -
                                              =======         =====        ====

         Management is not aware of any loans where possible credit problems of borrowers cause serious doubts as to the ability of such borrower to comply with the loan terms and where the Bank anticipates a loss, which are not otherwise included in the table, or narrative above.

         At June 30, non-performing assets in the Bank's portfolio for each of the years indicated were as follows:

                                    2003         2002       2001        2000       1999
                                    ----         ----       ----        ----       ----
                                                   (Dollars in thousands)
Non-accrual loans (1)              $   634      $ 352      $ 196       $  77      $ 159
Accruing loans contractually
past due 90 days or more             2,559        637        293         185         18
                                   -------      -----      -----       -----      -----
    Total                          $ 3,193      $ 989      $ 489       $ 262      $ 177
                                   =======      =====      =====       =====      =====
Ratio of non-performing assets
and accruing loans contractually
past due 90 days or more to
total assets                          1.54%      0.45%      0.23%       0.13%      0.10%
                                   -------      -----      -----       -----      -----

(1) Loans are placed in the non-accrual category when, in the judgment of management, the collection of interest due on the loan is no longer reasonably assured. The gross interest income that would have been recorded during the fiscal year ended June 30, 2003 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period was $54,000 and the amount of interest income on those loans that was included in net income for the same period was $40,000.

REAL ESTATE OWNED

         The Company held one property, for a total of $192,000, as REO at June 30, 2003 compared to one property for a total of $131,000 at June 30, 2002.

                            ALLOWANCE FOR LOAN LOSSES

         The Company utilizes the reserve method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations as an allowance for loan losses, and recognized loan losses are charged to the allowance; likewise, recognized loan recoveries are credited to the allowance. On a quarterly basis, management evaluates the adequacy of the allowance taking into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality and current and prospective economic condition. At June 30, 2003, the Company's Loan Loss Allowance Reserve was $862,000.

         The following table sets forth certain information on the changes in the Company's allowance for loan losses for the periods indicated. Also see Note 5 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

         Changes in the allowance for loan losses:

                                                             Year Ended June 30,
                                               --------------------------------------------
                                                2003      2002      2001     2000     1999
                                               ------    ------    ------   ------   ------
(Dollars in thousands)
Beginning balance                              $  882    $  843    $  888   $  880   $  863
Charge-offs
  Mortgage                                        (96)      (25)       (4)      (8)     (10)
  Consumer                                        (30)      (47)      (42)     (16)     (27)
  Commercial                                      (63)      (39)       (5)       -       (0)
                                               ------    ------    ------   ------   ------
    Total charge-offs                            (189)     (111)      (51)     (24)     (37)
                                               ------    ------    ------   ------   ------
Recoveries
  Mortgage                                          0         0         0        0        0
  Consumer                                         25         4         6        1        3
  Commercial                                        4         8         0        1        1
                                                    -         -         -        -        -
                                               ------    ------    ------   ------   ------
    Total recoveries                               29        12         6        2        4
                                               ------    ------    ------   ------   ------
                                                   --        --         -        -        -
    Net(charge-offs)                             (160)      (99)      (45)     (22)     (33)
                                               ------    ------    ------   ------   ------
Provision for loss                                140       138         0       30       50
Ending balance                                 $  862    $  882    $  843   $  888   $  880
                                               ======    ======    ======   ======   ======
Ratio of net charge-offs during the period
to average loans outstanding during the
period                                           0.09%     0.05%     0.02%    0.01%    0.02%

         The following table sets forth an analysis of the Company's allowance for loan losses allocated by type of loan:

                                                                   At June 30,
               ---------------------------------------------------------------------------------------------------------------------
                       2003                  2002                    2001                     2000                     1999
               -------------------   --------------------    ---------------------    ---------------------    ---------------------
                       Percent of             Percent of                Percent of               Percent of              Percent of
                        loans in               loans in                  loans in                 loans in                loans in
ALLOCATION             category to            category to              category to              category to              category to

Category       Amount  Total loans   Amount   Total loans    Amount    Total loans    Amount    Total loans    Amount    Total loans
--------       ------  -----------   ------   -----------    ------    -----------    ------    -----------    ------    -----------
Mortgage (1)    $635      92.11%      $270         91.87%     $253          91.77%     $266         92.84%      $264        92.33%
Consumer          73       4.53        221          5.47       211           5.62       222          5.40        220         6.38
Commercial        72       3.36        191          2.66       179           2.61       175          1.76        171         1.29
Unallocated       82          -        200             -       200              -       225             -        225            -
                ----     ------       ----       -------     -----        -------      ----       -------       ----      -------
Total           $862     100.00%      $882        100.00%     $843         100.00%     $888        100.00%      $880       100.00%
                ====     ======       ====       =======     =====        =======      ====       =======       ====      =======

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

         The following table sets forth an analysis of the Company's investment portfolio at the dates indicated:

                                                                            At June 30,
                                            ----------------------------------------------------------------------
                                                    2003                      2002                      2001
                                            ---------------------     ---------------------    ------------------
                                            Book         Percent      Book         Percent      Book     Percent
                                            Value        of Total     Value        of Total     Value    of Total
                                            -----        --------     -----        --------    ------    --------
                                                                     (Dollars in Thousands)
Held to maturity (HTM) securities:
  U.S. Government obligations             $   100           0.57%    $  100            8.92%    $  100      6.74%
  Municipal obligations                       100           0.57        100            8.92        100      6.74
                                          -------        -------     ------          ------     ------    ------
                                              200           1.14        200           17.84        200     13.48%
                                          -------        -------     ------          ------     ------    ------

Mortgage-backed securities                    579           3.32        921           82.16      1,284     86.52%
                                          -------        -------     ------          ------     ------    ------
     Total HTM securities                     779           4.46     $1,121          100.00%    $1,484    100.00%
                                          -------        -------     ======          ======     ======    ======

Available for sale (AFS) securities:
  U.S. Government agencies                  6,312          36.14
  Other securities                          8,548          48.95
                                          -------         ------
                                           14,860          85.09
Mortgage-backed securities                  1,827          10.46
                                          -------         ------
     Total AFS securities                  16,687          95.54
                                          -------         ------

      Total investment securities         $17,466         100.00%
                                          =======         ------

         The composition and maturities of the Company's investment securities and mortgage-backed securities at June 30, 2002 are indicated in the following table:

                                                 Book Value                   Total investment
                                               maturing within                   securities
                                       -------------------------------     ----------------------
                                       Within one    >1 - 5      >10         Book         Market
                                          Year        Years     Years        Value        Value
                                       ----------    -------    ------     --------      --------
U.S. Government obligations              $  100      $ 6,312         -     $  6,412      $  6,416
Municipal obligations                         -            -    $  100          100           103
Mortgage-backed securities                    -            -         -        2,406         2,444
Other securities                                                              8,548         8,548
                                                                           --------      --------
      Total investment securities        $  100      $ 6,312    $  100     $ 17,466      $ 17,511
                                         ======      =======    ======     ========      ========

Weighted average yield                     5.25%        2.28%     6.99%
                                         ======      =======    ======

                                    DEPOSITS

         The Company offers a number of different deposit accounts, including passbook, interest-bearing checking ("NOW" and "Super NOW"), money market deposit, and specialized money market accounts, such as the Company's Executive Fund account, Money Growth Fund and certificate accounts. The rates and minimum balances for NOW, Super NOW and money market deposit accounts ("MMDA") are set by the Company and are adjusted periodically to respond to market and competitive conditions. At June 30, 2003 the balance of core deposits (savings, money market and demand deposit accounts) totaled $76,196,000, or 64.8%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

         The Company's policy with respect to deposits is to attract deposits from local residents. The Company does not solicit deposits from areas outside its market area nor does it accept deposits from brokers. The Company believes that brokered deposits tend to be more volatile and hence provide a less stable deposit base. Out-of-state deposits are generally held by former residents who have elected to maintain a relationship with the Company. As of June 30, 2003, less than 1% of the Company's deposits are derived from out-of-state sources.

         The following table presents the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2003, and June 30, 2002:

                                                   June 30,
                                               -----------------
       Maturity                                  2003      2002
                                                 ----      ----
                                                 (In thousands)
Three months or less                           $ 1,337   $ 1,820
Over 3 months to 6 months                          865       415
Over 6 months to 12 months                      10,738    11,094
Over twelve months                               2,095     2,337
                                               -----------------

     Total                                     $15,035   $15,666
                                               =================

         The following table contains information regarding deposit account activity including interest credited, for the periods shown:

                                                     For the Year Ended June 30,
                                                    2003         2002       2001
                                                    ----         ----       ----
(Dollars in thousands)
Net increase (decrease) before interest            $(5,044)    $ 9,652    $(3,505)
Interest credited                                    2,227       2,396      2,442
                                                   -------     -------    -------
Deposit liabilities increase/decrease              $(2,818)    $12,048    $(1,063)
                                                   =======     =======    =======
Weighted average cost of deposits
  during the period                                   1.89%       2.99%      3.88%
Weighted average cost of deposits at
  end of period                                       1.28%       2.42%      3.55%

         The following table represents certificates of deposit and other time deposits classified by weighted average rate and maturity at June 30, 2003:

                         Less than 1
                             Year      1 - 2 Years   2 - 3 Years  Thereafter     Total
                             ----      -----------   -----------  ----------     -----
(In Thousands)
1.00 to 3.99%            $    27,990   $     2,618   $    1,272   $    2,875   $   34,755
4.00 to 6.99%                  2,213         1,463          430        1,785        5,891
7.00 to 8.99%                    687           100            -            -          787
                         -----------   -----------   ----------   ----------   ----------
     Total               $    30,890   $     4,181   $    1,702   $    4,660   $   41,433
                         ===========   ===========   ==========   ==========   ==========

                                   BORROWINGS

         The Company can obtain advances from the FHLB of Cincinnati secured by the FHLB stock owned by the Company, certain mortgage loans and other assets. FHLB advances are made under several programs, each of which has its own rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals and to expand lending. At June 30, 2003, the Company had advances of $63,329,000 outstanding from the FHLB of Cincinnati. See Note 8 of the Consolidated Financial Statements in the Annual Report for further detail.

         The following table presents the maximum amount of the Company's FHLB advances outstanding at June 30, 2003, 2002 and 2001, and the average aggregate balances of FHLB advances outstanding during the years ended June 30, 2003, 2002 and 2001:

                                                                     June 30,
                                                           2003       2002       2001
                                                           ----       ----       ----
                                                                 (In thousands)
Maximum amount of FHLB advances
outstanding during period                                 $74,174    $85,504    $90,642

Average amount of FHLB advances
outstanding during period                                  71,889     79,088     85,088

Amount of FHLB advances outstanding
at end of period                                          $63,329    $74,174    $83,522

Weighted average interest rate
during period based on month-end balances                    5.11%      5.32%      6.20%

Weighted Average interest rate at end of period              5.43%      5.33%      6.99%

                                    EMPLOYEES

         At June 30, 2003 the Company had a total of 52 full-time employees and 24 part-time employees, none of who were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

         REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists of tangible capital) of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital (which for the Bank consists of core capital and general valuation reserves) equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2003, met the standards for the highest category, a "well-capitalized" institution.

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

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's lending limit capital (or 200% of lending limit capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 2003.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 2003.

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

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE COMPANY AND THE BANK. In addition to the Ohio law limitations on the merger and acquisition of the Company, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Bank or the Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2003, the Bank was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank was in compliance with this requirement with an investment in stock of the FHLB of $5,273,000 at June 30, 2003.

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

        Location                  Opened   Net Book Value   Square Footage
        --------                  ------   --------------   --------------
Main Office                        1988     $  2,416,000       13,600
  635 South Market, Troy
Westside Office                    1978          216,000        4,400
  1580 West Main, Troy
Northside Office                   1982          158,000        1,320
  927 North Market, Troy
Trust Department                   1995          384,000        5,595
  14 Weston Road, Troy
Piqua Office                       1997          628,000        4,360
  126 High Street, Piqua
Clayton Office                     2000          853,000        2,200
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained on page 45 of the 2003 Annual Report to Shareholders (attached hereto as Exhibit 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information contained on page 3 of the 2003 Annual Report is incorporated herein by reference. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2003 Annual Report to Shareholders on pages 5 through 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information contained under this caption pages 31 through 45 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained on pages 31 through 45 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained on pages 5 through 30 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

         No changes were made to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 through 11 of the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 11 through 12 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 5 through 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions on pages 15 through 16 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information contained on page 9 of the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1) Financial Statements. The following financial statements of the Registrant appear in the 2003 Annual Report, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

                           Independent Auditors' Report

                           Consolidated Balance Sheets at June 30, 2003, and
                           2002

                           Consolidated Statements of Income, years ended June 30, 2003, 2002, and 2001

                           Consolidated Statements of Stockholders' Equity, years ended June 30, 2003, 2002, and 2001

                           Consolidated Statements of Cash Flows, years ended June 30, 2003, 2002, and 2001

                           Notes to Consolidated Financial Statements

         (2)      Financial Statements Schedules - None

         (3) Exhibits - See Index to Exhibits filed with this Annual Report on Form 10-K

(b) The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003:

         Current Report on Form 8-K filed April 28, 2003, Item 5.

         Current Report on Form 8-K filed June 6, 2003, Item 5.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 2003.

                                       PEOPLES OHIO FINANCIAL CORPORATION

Date: September 26, 2003
                                       By /s/ Ronald B. Scott
                                          -------------------------------
                                          Ronald B. Scott
                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ronald B. Scott                                 Date: September 26, 2003
---------------------------------------
Ronald B. Scott, Director
 President, Chief Executive Officer

/s/ Rich J. Dutton                                  Date: September 26, 2003
---------------------------------------
Rich J. Dutton, Vice President
 Chief Financial Officer

/s/ Donald Cooper                                   Date: September 26, 2003
---------------------------------------
Donald Cooper, Chairman

/s/ Richard W. Klockner                             Date: September 26, 2003
---------------------------------------
Richard W. Klockner, Director

/s/ William J. McGraw, III                          Date: September 26, 2003
---------------------------------------
William J. McGraw, III, Director

/s/ Thomas E. Robinson                              Date: September 26, 2003
---------------------------------------
Thomas E. Robinson, Director

/s/ James S. Wilcox                                 Date: September 26, 2003
---------------------------------------
James S. Wilcox, Director

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

                10.2 Peoples Savings Bank of Troy Stock Option Plan for Non-employee Directors (incorporated by reference to the Form S-8, Exhibit 4(a))

                10.3 Peoples Savings Bank of Troy 1995 Stock Incentive Plan (incorporated by reference to the Form S-8, Exhibit 4(c))

                13            Annual Report to Shareholders for the year ended
                              June 30, 2003

                21            Subsidiaries

                23            Consent of BKD, LLP

                31.1 Certifications of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certifications of Rich J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32 Certifications of Ronald B. Scott, Chief Executive Officer, and Rich J. Dutton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995