Form 10-Q
period 2003-09-30
PEOPLES OHIO FINANCIAL CORP
filed 2003-11-13
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period_____________________________________________

                         Commission File Number 0-49619
                                                --------
                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                         Ohio                                        31-1795575
                  --------------------------                         ----------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)

         635 South Market Street, Troy, Ohio              45373
         -----------------------------------              -----
         (Address of Principal Executive Offices)         (Zip Code)

         Issuer's Telephone Number, including Area Code  (937) 339-5000

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

YES      X                 NO
    --------------           ---------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER(AS DEFINED IN RULE 126-2 OF THE EXCHANGE ACT).

YES                        NO       X
    --------------           ---------------

As of November 12, 2003, there were 7,377,419 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets as of
                               September 30, 2003 and June 30, 2003.

                               Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002.

                               Condensed Consolidated Statement of Shareholders' Equity for three months ended September 30, 2003.

                               Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002.

                               Notes to Condensed Consolidated Financial
                               Statements.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk.

                  Item 4.      Controls and Procedures.

PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings.

                  Item 2.      Changes in Securities and use of Proceeds.

                  Item 3.      Defaults upon Senior Securities.

                  Item 4.      Submission of Matters to a Vote of Security
                               Holders.

                  Item 5.      Other Information.

                  Item 6.      Exhibits and Reports on Form 8-K.
SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS



                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30                 JUNE 30
                                                                                       2003                        2003
                    ASSETS                                                          (UNAUDITED)
                   -------                                                      -----------------------    -----------------------
Cash and cash equivalents                                                   $            15,005,734    $            15,835,436
Held-to -maturity securities (fair value $710,617 and $824,000)                             697,539                    779,425
Available-for-sale securities                                                            22,470,793                16,687,228
Loans, net  of allowance for loan losses of $857,392 and $862,235                       150,662,778                160,608,931
Premises and equipment                                                                    4,586,923                  4,654,915
Federal Home Loan Bank stock                                                              5,325,900                  5,272,800
Interest receivable                                                                         829,638                    867,150
Bank-owned life insurance                                                                 4,049,642                          0
Other assets                                                                                576,221                  2,643,035
                                                                                -----------------------    -----------------------
                                               Total assets                 $          204,205,168     $          207,348,920
                                                                                       ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                                  $           125,342,267    $           117,629,404
  Federal Home Loan Bank (FHLB) advances                                                 52,103,941                 63,328,746
  Interest payable                                                                          130,859                    134,575

  Other liabilities                                                                       1,812,331                  1,274,964
                                                                                -----------------------    -----------------------
                                               Total liabilities                        179,389,398                182,367,689
                                                                                -----------------------    -----------------------
Commitments and Contingent Liabilities                                                 -                          -

Equity from ESOP Shares                                                                    660,290                    630,279
                                                                                           --------                   -------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                             -                          -
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,439,650 shares issued less
    ESOP shares of 150,066 and 150,066                                                    7,433,586                  7,433,586
  Additional paid-in capital                                                                153,826                    186,600
  Treasury stock, at cost, 206,233 and 155,441 shares                                     (856,798)                  (643,261)
  Unrealized Gain on Available-for-Sale Securities                                           66,446                     56,616
  Retained earnings                                                                      17,358,420                 17,317,411
                                                                             -----------------------    -----------------------
                                                     Total shareholders' equity          24,155,480                 24,350,952

                                                                             -----------------------    -----------------------
                                                                            $          204,205,168     $          207,348,920
                                                                                       ============               ============

See notes to condensed consolidated financial statements

                       Peoples Ohio Financial Corporation
                   Condensed Consolidated Statements of Income
             For the Three months ended September 30, 2003 and, 2002


                                                                         THREE MONTHS ENDED
                                                                               30-SEP
                                                                        2003            2002
                                                                        ----            ----
INTEREST INCOME
   Interest and fees on loans                                    $       2,723,021   $   3,783,724
   Interest on mortgage-backed securities and other securities             114,758          18,436
   Other interest and dividend income                                       73,527          75,645
                                                                  ----------------    -------------
                                        Total interest income            2,911,306       3,877,805
                                                                  ----------------    -------------
INTEREST EXPENSE
   Deposits                                                                350,579         713,015
   Borrowings                                                              787,779         969,322
                                                                  ----------------    -------------
                                        Total interest expense           1,138,358       1,682,337
                                                                  ----------------    -------------

                                        Net interest income              1,772,948       2,195,468

PROVISION FOR LOAN LOSSES                                                   30,000          45,000
                                                                  ----------------    -------------
                                        Net interest income after
                                        provision for loan losses        1,742,948       2,150,468
                                                                  ----------------    -------------
OTHER INCOME
   Service charges on deposit accounts and other                           278,287         167,314
   Fiduciary activities                                                    150,090         167,719
   Increase in cash value of bank owned life insurance                      44,112               0
   Other income                                                             51,176          45,952
                                                                  ----------------    -------------
                                        Total other income                 523,665         380,985
                                                                  ----------------    -------------
OTHER EXPENSES
   Salaries and employee benefits                                          728,438         707,190
   Net occupancy expenses                                                  119,696         110,821
   Equipment expenses                                                       38,156          43,223
   Data processing fees                                                    146,945         117,674
   State of Ohio franchise taxes                                            66,165          60,250
   Other expenses                                                          410,932         413,210
                                                                  ----------------    -------------
                                        Total other expenses             1,510,332       1,452,368
                                                                  ----------------    -------------

      INCOME BEFORE FEDERAL INCOME TAX                                     756,281       1,079,085

FEDERAL INCOME TAX EXPENSE                                                 242,616         371,968
                                                                  ----------------    ------------

Net income                                                       $        513,665      $   707,117
Per Shares Data:
----------------
  Basic Earnings Per Share                                           $       0.07      $      0.09
  Diluted Earnings Per Share                                         $       0.07      $      0.09
  Dividends Per Share                                                $      0.060      $     0.045
See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                                         2003                  2002
                                                                                         ----                  ----
OPERATING ACTIVITIES
          Net income                                                                        $513,665           $707,117
          Adjustments to reconcile net income
             to net cash provided by operating activities
            Provision for loan losses                                                         30,000             45,000
            Depreciation and amortization                                                     95,773             96,864
            Investment securities amortization (accretion), net                              216,245                (49)
            Federal Home Loan Bank stock dividends                                           (53,100)           (60,400)
            Net change in other assets/ other liabilities                                  2,457,998            478,311
                                                                                ---------------------    -----------------
                                      Net cash provided by operating activities             3,260,581          1,266,843

                                                                                ---------------------    -----------------
Investing ACTIVITIES
          Net change in loans                                                              9,916,153          6,180,855
          Proceeds from maturities of securities held to maturity                             81,886            175,624
          Proceeds from maturities of securities available for sale                          190,000                  0
          Purchases of securities- available for sale                                     (6,000,000)                 0
          Purchase of Bank Owned Life Insurance                                           (4,049,642)                 0
          Purchases of premises and equipment                                                (27,781)          (321,155)
                                                                               ----------------------    -----------------
                                             Net cash provided
                                       by investing activities                               110,616          6,035,324
                                                                                ---------------------    -----------------
Financing ACTIVITIES
          Net change in
            Interest-bearing demand and savings deposits                                   9,295,886          6,409,586
            Certificates of deposit                                                       (1,583,023)        (2,370,521)
          Proceeds from FHLB advances                                                              0         32,000,000
          Repayment of FHLB advances                                                     (11,224,805)       (32,253,197)
          Cash dividends                                                                    (442,645)          (341,264)
          Proceeds from exercise of stock options                                             39,037                  0
          Purchase/Reissuance of treasury stock                                                                (36,493)
                                                                                            (285,348)

                               Net cash provided (used) by
                                       financing activities                               (4,200,898)         3,408,111
                                                                                ---------------------    -----------------

Net Change in Cash and Cash Equivalents                                                     (829,702)        10,710,278

Cash and cash equivalents, Beginning of Period                                            15,835,436          5,680,517
                                                                                ----------------------   -----------------

Cash and cash equivalents, End of Period                                                 $15,005,734        $16,390,795
See notes to condensed consolidated financial statements                        ----------------------   ------------------

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


                                         Additional                            Unrealized Gain       Total
                                Common      paid-in     Retained     Treasury        on AFS      shareholders'
                                stock       capital     earnings      Stock        Securities        equity
                             -----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003       $7,433,586     $186,600  $17,317,411  ($643,261)           $56,616   $24,350,952
Net income                           -           -          513,665                                     513,665
Cash dividends declared                                                                                       0
   on common stock ($.06 per share)              -         (442,645)                                   (442,645)
Exercise of stock options            0         (32,774)          -       71,811                          39,037
Purchase of treasury stock, net
                                     -                                 (285,348)                       (285,348)
Net change in Unrealized Gain/Loss                                                                            0
   on AFS Securities                                                                        9,830         9,830
Net change in equity from ESOP                                                                                0
   shares
                                     -                      (30,011)                                    (30,011)
                             -----------------------------------------------------------------------------------
BALANCE AT SEPT 30, 2003       $7,433,586     $153,826  $17,358,420  ($856,798)           $66,446   $24,155,480
                             ===================================================================================

  See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and June 30, 2003, the results of operations and the cash flows for the three-month periods ended September 30, 2003 and 2002.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and the Bank. Certain information and footnote disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders.

(2)      Earnings Per Share

The following table is for the three-month period ending September 30, 2003 and 2002 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

                                                                       Three Months Ended
                                                                         September 30,
                                                     ---------------------------------------------------

Weighted average number of common shares                          2003               2002
                                                                  ----               ----
  outstanding (basic EPS)                                       7,400,942         7,513,814

Dilutive effect of stock options                                  215,489           214,698
                                                                  -------           -------

Weighted average number of common shares
  and equivalents outstanding (diluted EPS)                     7,616,431         7,728,512
                                                                ---------         ---------

(3)      Stock Options

The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The proforma effect on income for the periods presented includes the effect of forfeitures.

                                                                   THREE MONTHS ENDED
                                                         ---------------------------------------
                                                                2003               2002
                                                         ---------------------------------------
           Net income, as reported                         $           513    $           707
           Less:  Total stock-based employee
              compensation cost determined under the
              fair value based method, net of income
              taxes                                                     (5)                (5)
                                                            ---------------    ---------------

           Pro forma net income                            $           508    $           702
                                                            ==============     ==============

           Earnings per share:
               Basic - as reported                                   0.7                 0.9
               Basic - pro forma                                     0.7                 0.9
               Diluted - as reported                                 0.7                 0.9
               Diluted - pro forma                                   0.7                 0.9


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

FINANCIAL CONDITION


Total consolidated assets of the Company at September 30, 2003 were $204,205,000, compared to $207,349,000 at June 30, 2003, a decline of $3,144,000 or 1.5%.


CASH AND CASH EQUIVALENTS remained fairly stable declining $829,000, from $15,835,000 at June 30, 2003 to $15,006,000 at September 30, 2003. Management
uses its uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


NET LOANS declined $9.9 million or 6.2%, from $160,609,000at June 30, 2003, to $150,663 million at September 30, 2003. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                              BALANCE          BALANCE
                                                            SEPTEMBER 30,      JUNE 30,      CHANGE       CHANGE
                                                               2003              2003         ($'S)        (%)
                                                              -----             -----         -----        ---
Residential single-family mortgages                             $ 107,472      $ 115,175    $ (7,703)        (6.7)%

Other residential and commercial mortgages                         24,910         25,021        (111)        (0.4)
                                                                   ------         ------        -----
                                Total mortgage loans              132,382        140,196      (7,814)        (5.6)
Construction                                                       10,260         12,802      (2,542)       (19.9)
Commercial business                                                 4,268          5,573      (1,305)        (7.5)
Consumer                                                            2,475          2,452           23         0.01
Home improvement                                                    4,774          4,772            2            -
Deposit and other                                                     278            290         (12)       (0.04)
                                                                      ---            ---         ----
                                         Gross loans              154,437        166,085     (11,648)        (7.0)
Deferred loan fees                                                  (214)          (209)            5
Undisbursed portion of loans                                      (2,703)        (4,405)        1,702
Allowance for loan losses                                           (857)          (862)          (5)
                                                                    -----          -----          ---
                                    Total loans, net            $ 150,663      $ 160,609    $ (9,946)       (6.2)%
                                                                ---------      ---------    ---------




While the Bank continues to be a strong residential lender throughout the communities in which it operates, management has been reluctant to portfolio long-term fixed rate mortgages during this period of historically low interest rates. As a result, the Bank has seen some decline in its residential single-family mortgage loan portfolio. Management continues to focus on shorter-term commercial real estate, commercial business and consumer lending during the quarter.


THE ALLOWANCE FOR LOAN LOSSES was relatively unchanged declining from $862,000 at June 30, 2003 to $857,000 at September 30, 2003. This decrease was the result of a provision for loan losses of $30,000 during the quarter ended September 30, 2003 and net charge-offs of $35,000. The ratio of the Company's allowance for loan losses to gross loans was 0.56% and 0.52% at September 30, 2003 and June 30, 2003, respectively. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at September 30, 2003 and June 30, 2003.

                                                        September 30,                    June 30,
                                                             2003                          2003
                                                             ----                          ----
Past due 90+ and still accruing                                   $ 2,021,000                   $ 3,193,000
Non-accrual                                                         1,002,000                       634,000
                                                                    ---------                       -------
Total non-performing loans                                        $ 3,023,000                   $ 3,827,000
                                                                  ===========                   ===========


Non-performing loans, declined from $3,827,000 at June 30, 2003, to $3,023,000 at September 30, 2003. Loans past-due 90 days or more declined from $3,193,000 at June 30, 2003 to $2,021,000 at September 30, 2003. This decline was primarily attributable to four accounts which were brought current during the quarter, two commercial loans totaling $250,000 and $499,000 which are secured by business assets, and two first mortgage loans totaling $70,000 and $197,000, respectively. Non-accrual loans increased from $634,000 at June 30, 2003 to $1,002,000 at September 30, 2003. This increase in non-accrual loans was attributable to placing a commercial real estate loan ($375,000) on non-accrual status during the quarter. Management continues to work closely with these borrowers to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 28.3% and 22.5% at September 30, 2003 and June 30, 2003, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


DEPOSITS increased $7,713,000 or 6.6%, from $117,629,000 at June 30, 2003 to
$125,342,000 at September 30, 2003. The following table illustrates changes in the various types of deposits for each period presented.




                                       BALANCE                 BALANCE
                                      SEPTEMBER 30,            JUNE 30,       CHANGE       CHANGE
                                         2003                   2003           ($'S)        (%)
                                         ----                   ---            ----         ---
Noninterest bearing accounts                      $5,743       $ 5,815         $ 72        1.2%

NOW accounts                                      26,851        21,700        5,151        23.7
Super NOW accounts                                 1,650         1,095          555        50.7
Passbook accounts                                 21,815        20,823          992         4.8
Money market accounts                             31,548        26,763        4,785        17.9
Certificates of deposit                           37,735        41,433      (3,698)       (9.9)
                                                  ------        ------      -------
                      Total deposits           $ 125,342     $ 117,629      $ 7,713        6.6%
                                               ---------     ---------      -------




Increases in noninterest bearing, NOW, super NOW, passbook and money market accounts were primarily attributable to the opening of new accounts. In addition to new retail accounts and a significant new public fund customer, a portion of the growth in virtually all types of deposit accounts was the result of customers transferring proceeds from maturing certificates of deposit into these accounts.

TOTAL STOCKHOLDERS' EQUITY declined $196,000 or 0.8%, from $24,351,000 million at June 30, 2003, to $24,155,000million at September 30, 2003. The decrease was the result of $443,000 in dividends paid to the Company's stockholders, $246,000, net of options exercised, related to the repurchase of stock and $30,000 related to the net change in equity related to the Company's ESOP during the quarter ended September 30, 2003, offset by $514,000 in net earnings and a $10,000 increase in the unrealized gain on securities available for sale during the quarter ended September 30, 2003. During July 2003, the Company's Board of Directors authorized the repurchase of up 350,000 shares of the Company's common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS--COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company reported earnings of $514,000 for the three months ended September 30, 2003, a decline of $193,000, or 27.3%, from the $707,000 reported for the same period in 2002. Basic and diluted earnings per share both declined $0.02 or 22.2% from $0.09 for the three months ended September 30, 2002 to $0.07 for the three months ended September 30, 2003. The Company's return on average assets was 1.00% for the three months ended September 30, 2003 compared to 1.27% for the same period in 2002. Return on average equity was 8.48% for the three months ended September 30, 2003, compared to 12.12% for the same period in 2002.


Earnings declined as a result of a decline in net interest income of $422,000, or 19.2%, from $2,195,000 reported for the three months ended September 30, 2002 to $1,773,000 for three months ended September 30, 2003. This decrease was partially offset by an increase in noninterest income of $143,000 or 37.5%, from $381,000 reported for three months ended September 30, 2002 to $524,000 three months ended September, 2003.

NET INTEREST INCOME was $1,773,000 for the three months ended September 30, 2003, $422,000, or 19.2%, less than the $2,195,000 reported for three months ended September 30, 2002. Total interest income was $2,911,000 for the quarter ended September 30, 2003, a decline of $967,000, or 24.9% from the $3,878,000 reported during the quarter ended September 30, 2002. The decline in interest income was partially offset by a $544,000 decline in interest expense from $1,682,000 for the three months ended September 30 2002, to $1,138,000 for the three months ended September 30, 2003.


Total interest income was $2,911,000 for the quarter ended September 30, 2003, a decline of $967,000, or 24.9% from the $3,878,000 reported during the quarter ended September 30, 2002. The decrease was attributable to a decline in average loans outstanding from $203,009,000 during the quarter ended September 30, 2002 to $154,415,000 during the quarter ended September 30, 2003. This decline was the result of the Company taking advantage of the prolonged low interest rate environment to divest of longer-term fixed rate assets (primarily 30-year fixed rate mortgages) in favor of shorter-term interest earning assets (primarily investment securities with weighted-average-maturities ranging from 1 to 3 years) in an effort to reduce the Company's exposure to interest rate risk and better position the Company should longer-term interest rates begin to increase. The continued low interest rate environment on the average yield of the Company's loan portfolio and declines in average loans outstanding were the primary reasons for this decline in total interest income. Management noted that the average yield on the Company's loan portfolio declined 39 basis points from 7.35% during the quarter ended September 30, 2002 to 6.96% during the quarter ended September 30, 2003.


Interest expense was $1,138,000 for the three months ended September 30, 2003, $544,000 or 32.3%, lower than the $1,682,000 recorded for the three months ended September 30 2002, as interest expense paid on certificates of deposit and Federal Home Loan Bank ("FHLB") advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $252,000, $164,000 or 39.4% lower than the $416,000 recorded in three months ended September 30, 2002. The average balance of certificates of deposit declined by $7,580,000, from $46,864,000 for the three months ended September 2002, to $39,284,000 for three months ended September 30, 2003. In addition, the average rate paid on those certificates of deposit decreased by 100 basis points, from 3.55% during the three months ended September 30, 2002, to 2.55% during the three months ended September 30 2003. Interest expense on FHLB advances was $788,000, $181,000 or 18.7% lower than the $969,000 recorded in the three months ended September 30, 2002. The average balance of FHLB advances declined by $18,127,000, from $75,443,000 for the three months ended September 30, 2002 to $57,316,000 for the three months ended September 30, 2003. The impact of the decline in average FHLB advances outstanding was somewhat offset by an increase in the average rate paid on those advances of 31 basis points, from 5.14% during the three months ended September 30 2002, to 5.45% during the same period in 2003. The balance of the decline in interest expense was attributable to declines in the interest paid to the Company's demand deposit and savings account customers. The average balance of the Company's interest-bearing NOW and money market accounts increased $7,360,000, from $52,575,000 for the three months ended September 30, 2002, to $59,935,000 for the three months ended September 30, 2003, while the average balance of the Company's savings accounts increased $1,485,000 during the same period in 2002. .. The impact of the increases in average demand deposit and savings accounts outstanding was completely offset by a decrease in the average rate paid on those deposits during the three months ended September 30 2003, in comparison to the same period in 2002.


THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended September 30, 2003 compared to $45,000 for the same period in 2002. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for three months ended September 2003 were $35,000 compared to $24,000 during the same period in 2002. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST INCOME was $524,000 for three months ended September 30, 2003, $143,000 or 37.5% higher than the $381,000 reported for the three months ended September 30, 2002. The increase was primarily attributable to a $111,000 increase in service charges earned on deposit accounts and a $44,000 increase in the cash surrender value of life insurance. These increases were somewhat offset by a $17,000 decline in income generated from fiduciary activities (trust services).

NONINTEREST EXPENSE was $1,510,000 for three months ended September 30, 2003, $58,000 or 4.0% higher than the $1,452,000 reported for the three months ended September 30, 2002. The slight increase was attributable to slight increases in several expense accounts.


TOTAL INCOME TAX EXPENSE was $243,000 (an effective tax rate of 32.1%) for the three months ended September 30, 2003, compared to $372,000 (an effective tax rate of 34.5%) during the three months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 21.55% and 13.70% at September 30, 2003 and 2002, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

The Bank's liquidity is a product of its operating, investing and financing activities. The primary investment activity of the Bank is the origination of mortgage loans and, to a lesser extent, commercial and consumer loans. The primary sources of funds are deposits, FHLB borrowings, prepayments and maturities of outstanding loans, mortgage-backed securities, and investments. While scheduled payments of loans and mortgage-backed securities and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank utilizes FHLB borrowings to leverage its capital base and provide funds for lending and to better manage its interest rate risk. The sole investment of the Company is its investment in the Bank's stock.

At September 30, 2003, the Bank had outstanding commitments to originate loans of $4,585,000, open-end consumer lines of credit of $7,331,000, unused commercial lines of credit of $2,100,000 and standby letters of credit of $297,000. As of September 30, 2003, certificates of deposit scheduled to mature in one year or less totaled $22,113,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $22,411,000 or 11.13% of adjusted total assets, and risk-based capital at $ 23,268,000 or 17.75% of risk-weighted assets. The required minimum ratios 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At September 30, 2003, the Bank's cash and cash equivalents totaled $15,006,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company's liquidity, capital resources or operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's market risk since June 30, 2003, except as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2, above. For information regarding the Company's Market Risk, refer to the Company's Form 10-K for the year ending June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

No changes were made to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company's annual meeting was held on October 28, 2003 at Edison Junior College in Piqua, Ohio at 3:00 p.m. Proxies were solicited from shareholders pursuant to Regulation 14A of the Exchange Act. The meeting included the following matters voted upon by shareholders:

                1. The election of Donald Cooper, Thomas E. Robinson and Richard W. Klockner to two-year terms on the Company's Board of Directors. The vote was 5,020,793 in favor and 279,525 withheld for Donald Cooper, 5,169,222 in favor and 131,096 withheld for Thomas E. Robinson and 5,019,793 in favor and 280,525 withheld for Richard W. Klockner. Incumbent Directors who were not nominees for election at the meeting are: William J. McGraw, III, Ronald B. Scott and James S. Wilcox.

                2. The ratification of BKD, LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 2004. The vote was 5,017,008 in favor and 291,177 against, with 97,754 abstaining.

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

                  31.1  Certification of Ronald B. Scott, Chief
                        Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  31.2  Certification of Richard J. Dutton, Chief
                        Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32 Certification of Ronald B. Scott, Chief Executive Officer and Richard J. Dutton, Chief Financial Officer, perusuent to Section 906 of The Sarbanes-Oxley Act of 2002.

        b. Reports on Form 8-K

                  1. On August 8, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated August 8, 2003, relating to the Company's earnings for fiscal year 2003.

                  2. On August 28, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated August 28, 2003, relating to the approval of a semi-annual dividend.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PEOPLES OHIO FINANCIAL CORPORATION



 Dated: November 13, 2003         By  /s/ Ronald B. Scott
                                      -------------------------------
                                  Ronald B. Scott
                                  President, Chief Executive Officer


                                   By   /s/ Richard J.Dutton
                                        ----------------------------
                                        Richard J. Dutton
                                        Vice-President, Chief Financial Officer

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

3.2            Peoples Ohio Financial Corporation Amended and
               Restated Code of Regulations (Incorporated by reference to the Form
               8-A, Exhibit 2(b))

31.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32             Certification of Ronald B. Scott, Chief Executive Officer, and
               Richard J. Dutton, Chief Financial Officer, perusuent to Section 906 of  The Sarbanes-Oxley Act of 2002.