Form 10-Q
period 2003-12-31
PEOPLES OHIO FINANCIAL CORP
filed 2004-02-12
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period
                          ---------------------------------------------------

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

----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act).

Yes                        No       X
    --------------           ---------------

As of FEBRUARY 12, 2004, there were 7,428,211 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION
                       ----------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003.

                                    Condensed Consolidated Statements of Income for the three And six months ended December
                                    31, 2003 and 2003.

                                    Condensed Consolidated Statement of
                                    Shareholders' Equity for three and six
                                    months ended December 31, 2003.

                                    Condensed Consolidated Statements of Cash
                                    Flows for the six months ended December 31, 2003 and 2002.

                                    Notes to Condensed Consolidated Financial Statements.

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.

                  Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

                  Item 4.           Controls and Procedures.

PART II.  OTHER INFORMATION
--------  -----------------

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

                  Item 3.           Defaults upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.
SIGNATURE PAGE
--------------

INDEX TO EXHIBITS
-----------------

ITEM 1.  FINANCIAL STATEMENTS

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31           JUNE 30
                                                                                       2003                 2003
                     ASSETS                                                       (UNAUDITED)
                     ------                                                       -------------       -------------
Cash and cash equivalents                                                         $   6,135,670       $  15,835,436
Held-to -maturity securities (fair value $639,349 and $824,000)                         604,367             779,425
Available-for-sale securities                                                        19,416,932          16,687,228
Loans, net  of allowance for loan losses of $860,124 and $862,235                   151,185,710         160,608,931
Premises and equipment                                                                4,495,691           4,654,915
Federal Home Loan Bank stock                                                          5,379,500           5,272,800
Interest receivable                                                                     807,030             867,150
Bank-owned life insurance                                                             4,098,115                   0
Other assets                                                                            412,552           2,643,035
                                                                                  -------------       -------------
                                                  Total assets                    $ 192,535,567       $ 207,348,920
                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                                        $ 115,088,292       $ 117,629,404
  Federal Home Loan Bank (FHLB) advances                                             50,876,307          63,328,746
  Interest payable                                                                      159,487             134,575
  Other liabilities                                                                   1,299,395           1,274,964
                                                                                  -------------       -------------
                                                  Total liabilities                 167,423,481         182,367,689
                                                                                  -------------       -------------
Commitments and Contingent Liabilities                                                     --                  --

Equity from ESOP Shares                                                                 608,249             630,279
                                                                                  -------------       -------------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                                 --                  --
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,439,650 shares issued less
    ESOP shares of 146,566 and 150,066                                                7,437,086           7,433,586
  Additional paid-in capital                                                                  0             186,600
  Treasury stock, at cost, 174,227 and 155,441 shares                                  (725,879)           (643,261)
  Unrealized Gain on Available-for-Sale Securities                                       49,487              56,616
  Retained earnings                                                                  17,743,143          17,317,411
                                                                                  -------------       -------------
                                                  Total shareholders' equity         24,503,837          24,350,952
                                                                                  -------------       -------------
                                                                                  $ 192,535,567       $ 207,348,920
                                                                                  =============       =============

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND, 2002
                                   (unaudited)

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                   31-DEC                          31-DEC
                                                                            2003            2002            2003             2002
                                                                         ----------      ----------      ----------      ----------
INTEREST INCOME
   Interest and fees on loans                                            $2,541,067      $3,535,377      $5,264,088      $7,319,102
   Interest on mortgage-backed securities and other securities              150,410          16,524         265,168          34,960
   Other interest and dividend income                                        68,708         112,644         142,235         188,289
                                                                         ----------      ----------      ----------      ----------
                                          Total interest income           2,760,185       3,664,545       5,671,491       7,542,350
                                                                         ----------      ----------      ----------      ----------
INTEREST EXPENSE
   Deposits                                                                 327,540         633,512         678,119       1,346,527
   Borrowings                                                               715,453         924,086       1,503,232       1,893,408
                                                                         ----------      ----------      ----------      ----------
                                          Total interest expense          1,042,993       1,557,598       2,181,351       3,239,935
                                                                         ----------      ----------      ----------      ----------

                                          Net interest income             1,717,192       2,106,948       3,490,140       4,302,415

PROVISION FOR LOAN LOSSES                                                    30,000          35,000          60,000          80,000
                                                                         ----------      ----------      ----------      ----------
                                          Net interest income after
                                          provision for loan losses       1,687,192       2,071,948       3,430,140       4,222,415
                                                                         ----------      ----------      ----------      ----------
OTHER INCOME
   Service charges on deposit accounts and other                            291,239         188,027         569,526         355,341
   Fiduciary activities                                                     133,144         171,065         283,234         338,784
   Increase in cash value of bank owned life insurance                       50,956               0          95,068               0
   Other income                                                              49,305          49,432         100,481          95,383
                                                                         ----------      ----------      ----------      ----------
                                          Total other income                524,644         408,524       1,048,309         789,508
                                                                         ----------      ----------      ----------      ----------
OTHER EXPENSES
   Salaries and employee benefits                                           756,395         750,997       1,484,833       1,458,187
   Net occupancy expenses                                                   109,805         103,459         229,501         214,280
   Equipment expenses                                                        37,036          35,002          75,192          78,225
   Data processing fees                                                     141,302         134,083         288,247         251,757
   State of Ohio franchise taxes                                             66,165          60,250         132,330         120,500
   Other expenses                                                           512,269         416,483         923,201         829,690
                                                                         ----------      ----------      ----------      ----------
                                          Total other expenses            1,622,972       1,500,273       3,133,304       2,952,639
                                                                         ----------      ----------      ----------      ----------

      INCOME BEFORE FEDERAL INCOME TAX                                      588,864         980,198       1,345,145       2,059,284

FEDERAL INCOME TAX EXPENSE                                                  198,228         337,852         440,844         709,820
                                                                         ----------      ----------      ----------      ----------

NET INCOME                                                               $  390,637      $  642,347      $  904,301      $1,349,464
                                                                         ==========      ==========      ==========      ==========
PER SHARES DATA:
  BASIC EARNINGS PER SHARE                                               $     0.05      $     0.08      $     0.12      $     0.18
  DILUTED EARNINGS PER SHARE                                             $     0.05      $     0.08      $     0.12      $     0.17
  DIVIDENDS PER SHARE                                                    $     --        $     --        $    0.060      $    0.045

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)

                                                                                                       2003               2002
                                                                                                   ------------       ------------
OPERATING ACTIVITIES
              Net income                                                                           $    904,301       $  1,349,464
              Adjustments to reconcile net income
                 to net cash provided by operating activities
                Provision for loan losses                                                                60,000             80,000
                Depreciation and amortization                                                           190,280            193,094
                Investment securities amortization (accretion), net                                     (47,018)               (97)
                Federal Home Loan Bank stock dividends                                                 (106,700)          (118,300)
                Net change in other assets/ other liabilities                                         2,379,834            205,070
                                                                                                   ------------       ------------
                                                    Net cash provided by operating activites          3,380,697          1,709,231
                                                                                                   ------------       ------------
INVESTING ACTIVITIES
              Net change in loans                                                                     9,363,221         18,099,515
              Proceeds from maturities of securities held to maturity                                   175,058            183,080
              Proceeds from maturities and sale of securities available for sale                      8,770,296                  0
              Purchases of securities- available for sale                                           (11,500,000)        (6,200,000)
              Purchase of Bank Owned Life Insurance                                                  (4,098,115)                 0
              Purchases of premises and equipment                                                       (31,055)          (379,565)
                                                                                                   ------------       ------------
                                                                        Net cash provided
                                                                  by investing activities             2,679,405         11,703,030
                                                                                                   ------------       ------------
FINANCING ACTIVITIES
              Net change in
                Interest-bearing demand and savings deposits                                          1,305,817          4,594,561
                Certificates of deposit                                                              (3,846,929)        (5,300,079)
              Proceeds from FHLB advances                                                             5,000,000         32,000,000
              Repayment of FHLB advances                                                            (17,452,439)       (34,509,533)
              Cash dividends                                                                           (442,645)          (341,264)
              Proceeds from exercise of stock options                                                   206,650                  0
              Purchase/Reissuance of treasury stock                                                    (530,321)           (30,081)
                                                                                                   ------------       ------------

                                                                  Net cash provided (used) by
                                                                         financing activities       (15,759,868)        (3,586,396)
                                                                                                   ------------       ------------

Net Change in Cash and Cash Equivalents                                                              (9,699,766)         9,825,865

Cash and cash equivalents, Beginning of Period                                                       15,835,436          5,680,517
                                                                                                   ------------       ------------

Cash and cash equivalents, End of Period                                                           $  6,135,670       $ 15,506,382
                                                                                                   ============       ============

See notes to condensed consolidated financial statements

                      PEOPLES OHIO FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                  (unaudited)

                                             Additional                             Unrealized Gain       Total
                                   Common      paid-in      Retained     Treasury        on AFS       shareholders'
                                   stock       capital      earnings       Stock       Securities        equity
                                -------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003          $7,433,586    $186,600    $17,317,411   ($643,261)         $56,616     $24,350,952
Net income                                 -           -        904,301                                      904,301
Cash dividends declared                                                                                            0
   on common stock ($.06 per share)                         -  (442,645)                                    (442,645)
Exercise of stock options                  0    (186,600)       (54,453)    447,703                          206,650
Purchase of treasury stock, net                        -                   (530,321)                        (530,321)
Net change in Unrealized Gain/Loss                                                                                 0
   on AFS Securities                                                                          (7,129)         (7,129)
Net change in equity from ESOP                                                                                     0
   shares                              3,500                     18,529                                       22,029
                                -------------------------------------------------------------------------------------
BALANCE AT DEC 31, 2003           $7,437,086          $0    $17,743,143   ($725,879)         $49,487     $24,503,837
                                =====================================================================================

  See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2003 and June 30, 2003, the results of operations and the cash flows for the three and six-month periods ended December 31, 2003 and 2002.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six-month periods ended December 31, 2003, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of Peoples Ohio Financial Corporation (the Company) as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and Peoples Savings Bank of Troy (the Bank). Certain information and footnote disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders.

(2)      Earnings Per Share

The following table is for the three and six-month period ending December 31, 2003 and 2002 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.

----------------------------------------------------------------------------------------------------------------
                                                        Three months ended               Six months ended
                                                           December 31,                    December 31,
                                                           ------------                    ------------
----------------------------------------------------------------------------------------------------------------
                                                       2003           2002             2003            2002
                                                       ----           ----             ----            ----
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding (basic EPS)                               7,394,349        7,583,652       7,394,711       7,515,193
----------------------------------------------------------------------------------------------------------------
Dilutive effect of stock options                        187,911          175,402         201,700         214,786
                                                      ---------        ---------       ---------       ---------
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares and
equivalents outstanding (diluted EPS)                 7,582,260        7,759,054       7,596,411       7,729,979
                                                      =========        =========       =========       =========
----------------------------------------------------------------------------------------------------------------

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

                                                        Three months ended               Six months ended
                                                           December 31,                    December 31,
                                                           ------------                    ------------
                                                -------------------------------------------------------------
                                                      2003             2002            2003            2002
                                                -------------------------------------------------------------

Net income, as reported                              $ 390            $ 642           $ 904          $ 1,349
Less:



Total stock-based employee
compensation cost determined under the fair
value based method, net of income taxes                (10)              (3)            (15)              (9)
                                                     -----            -----           -----          -------

Pro forma net income                                 $ 380            $ 639           $ 889          $ 1,340
                                                     =====            =====           =====          =======

Earnings per share:
     Basic - as reported                               0.5              0.8            0.12             0.18
     Basic - pro forma                                 0.5              0.8            0.12             0.17
     Diluted - as reported                             0.5              0.8            0.12             0.18
     Diluted - pro forma                               0.5              0.8            0.12             0.17

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q may include certain forward-looking statements based upon current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the composition or quality of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. A further description of the risks and uncertainties to the business are included in detail under the caption "Liquidity and Capital Resources of the Company and the Bank."

FINANCIAL CONDITION


Total consolidated assets of the Company at December 31, 2003 were $192,849,000, compared to $207,349,000 at June 30, 2003, a decline of $14,500,000 or 7.0%.


CASH AND CASH EQUIVALENTS declined $9,699,000 or 61.3%, from $15,835,000 at June 30, 2003 to $6,136,000 at December 31, 2003. Management uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


NET LOANS declined $9.4 million or 5.9%, from $160,609,000 at June 30, 2003, to $151,186,000 at December 31, 2003. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                          BALANCE          BALANCE
                                                         DECEMBER 31,      JUNE 30,        CHANGE         CHANGE
                                                            2003             2003           ($'s)            (%)
                                                            ----             ----           -----            ---
Residential single-family mortgages                       $ 108,864       $ 115,175       ($  6,491)      (5.6)

Other residential and commercial mortgages                   26,311          25,021           1,290        5.2
                                                          ---------       ---------       ---------
                                Total mortgage loans                        140,196          (5,201)      (3.7)
Construction                                                  7,554          12,802          (5,248)     (41.0)
Commercial business                                           4,710           5,573            (863)     (15.5)
Consumer                                                      2,340           2,452            (112)      (4.8)
Home improvement                                              5,418           4,772             646       13.5
Deposit and other                                               266             290              24        8.3
                                                          ---------       ---------       ---------
                                         Gross loans        155,283         166,085         (10,802)      (6.5)
Deferred loan fees                                             (205)           (209)             (4)      (1.9)
Undisbursed portion of loans                                 (3,032)         (4,405)         (1,373)     (31.2)
Allowance for loan losses                                      (860)           (862)             (2)       (.2)
                                                          ---------       ---------       ---------
                                    Total loans, net      $ 151,186       $ 160,609          (9,423)      (5.9)
                                                          =========       =========       =========

While the Bank continues to be a strong residential lender throughout the communities in which it operates, management has been reluctant to portfolio long-term fixed rate mortgages during this period of historically low interest rates. As a result, the Bank has seen some decline in its residential single-family mortgage loan portfolio. Management continued to focus on shorter-term commercial real estate, commercial business and consumer lending.


THE ALLOWANCE FOR LOAN LOSSES was relatively unchanged, declining from $862,000 at June 30, 2003 to $860,000 at December 31, 2003. This decrease was the result of a provision for loan losses of $60,000 during the quarter ended December 31, 2003 and net charge-offs of $80,000. The ratio of the Company's allowance for loan losses to gross loans was 0.57% and 0.53% at December 31, 2003 and June 30, 2003, respectively. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at December 31, 2003 and June 30, 2003.

                                                        December 31,     June 30,
                                                           2003            2003
                                                       ----------      ----------
Past due 90+ and still accruing                        $  750,000      $2,559,000
Non-accrual                                               894,000         634,000
                                                       ----------      ----------
Total non-performing loans                             $1,644,000      $3,193,000
                                                       ==========      ==========

Non-performing loans, declined from $3,193,000 at June 30, 2003, to $1,644,000 at December 31, 2003. Loans past-due 90 days or more declined from $2,559,000 at June 30, 2003 to $750,000 at December 31, 2003. This decline was primarily attributable to six accounts which were brought current during the six month period, two commercial loans totaling $250,000 and $499,000 which are secured by business assets, and four first mortgage loans totaling $70,000, $197,000, $348,000 and $192,000, respectively. Non-accrual loans increased from $634,000 at June 30, 2003 to $894,000 at December 31, 2003. This increase in non-accrual loans was attributable to placing a commercial real estate loan ($375,000) on non-accrual status during the quarter. Management continues to work closely with these borrowers to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 42.6% and 22.5% at December 31, 2003 and June 30, 2003, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


BANK-OWNED LIFE INSURANCE increased from $0 at June 30, 2003 to $4,091,000 at December 31, 2003. in June 2003, both the Company's and Bank's Board of Directors authorized the purchased life insurance on several key executives in an effort to protect the Bank against projected increases in employee benefit costs and to help mitigate the costs associated with replacing key members of management in the event of their untimely death. It should be noted that no benefits were provided by the Bank to these executives as a result of this transaction.


DEPOSITS remained fairly stable, increasing $2,541,000 or 2.2%, from $117,629,000 at June 30, 2003 to $115,088,000 at December 31, 2003. The
following table illustrates changes in the various types of deposits for each period presented.



                                          BALANCE       BALANCE
                                        DECEMBER 31,    JUNE 30,        CHANGE       CHANGE
                                           2003          2003            ($'s)        (%)
                                          --------      --------      --------       ----
Noninterest bearing accounts              $  6,629      $  5,815           814       14.0

NOW accounts                                22,943        21,700         1,243        5.7
Super NOW accounts                           1,643         1,095           548       50.0
Passbook accounts                           21,090        20,823           267        1.3
Money market accounts                       26,594        26,763          (169)       (.6)
Certificates of deposit                     36,189        41,433        (5,244)     (12.7)
                                          --------      --------      --------       ----
                      Total deposits      $115,088      $117,629      ($ 2,541)      (2.2)
                                          ========      ========      ========       ====


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

TOTAL STOCKHOLDERS' EQUITY increased $153,000, or 0.6%, from $24,351,000 million at June 30, 2003, to $25,504,000 million at December 31, 2003. The increase was the result of $904,000 in net earnings, $207,000 contributed from the exercise of options, and $22,000 related to the net change in equity related to the Company's ESOP. These increases to stockholders' equity were somewhat offset by $443,000 in dividends paid to the Company's stockholders, $530,000 related to the repurchase of stock, and a $7,000 decrease in the unrealized gain on securities available for sale during the six month period ended December 31, 2003. During July 2003, the Company's Board of Directors authorized the repurchase of up 350,000 shares of the Company's common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

The Company reported earnings of $904,000 for the six months ended December 31, 2003, a decline of $445,000, or 33.0%, from the $1,349,000 reported for the same period in 2002. Basic earnings per share declined $0.06 or 33.3% from $0.18 for the six months ended December 31, 2002 to $0.12 for the six months ended December 31, 2003. Diluted earnings per share declined $0.05 or 29.4% from $0.17 for the six months ended December 31, 2002 to $0.12 for the six months ended December 31, 2003. The Company's return on average assets was 0.90% for the six months ended December 31, 2003 compared to 1.22% for the same period in 2002. Return on average equity was 7.43% for the six months ended December 31, 2003, compared to 11.42% for the same period in 2002.


Earnings declined as a result of a decline in net interest income of $812,000, or 18.9%, from $4,302,000 reported for the six months ended December 31, 2002 to $3,490,000 for six months ended December 31, 2003. This decrease was partially offset by an increase in noninterest income of $258,000 or 32.7%, from $790,000 reported for six months ended December 31, 2002 to $1,048,000 three months ended September, 2003.


NET INTEREST INCOME was $3,490,000 for the six months ended December 31, 2003, $812,000, or 18.9%, less than the $4,302,000 reported for six months ended December 31, 2002. Total interest income was $5,671,000 for the six months ended December 31, 2003, a decline of $1,871,000, or 24.8% from the $7,542,000 reported during the six months ended December 31, 2002. The decline in interest income was partially offset by a $1,059,000 or 32.7% decline in interest expense from $3,240,000 for the six months ended December 31 2002, to $2,181,000 for the six months ended December 31, 2003.


The decrease in total interest income was attributable to a decline in average loans outstanding from $197,334,000 during the six months ended December 31, 2002, to $151,881,000 during the six months ended December 31, 2003. This decline was the result of the Company taking advantage of the prolonged low interest rate environment to divest of longer-term fixed rate assets (primarily 30-year fixed rate mortgages) in favor of shorter-term interest earning assets (primarily investment securities with weighted-average-maturities ranging from 1 to 3 years) in an effort to reduce the Company's exposure to interest rate risk and better position the Company should longer-term interest rates begin to increase. The continued low interest rate environment on the average yield of the Company's loan portfolio and declines in average loans outstanding were the primary reasons for this decline in total interest income. Management noted that the average yield on the Company's loan portfolio declined 48 basis points from 7.30% during the six months ended December 31, 2002 to 6.82% during the six months ended December 31, 2003.


Interest expense was $2,181,000 for the six months ended December 31, 2003, $1,059,000 or 32.7%, lower than the $3,240,000 recorded for the six months ended December 31 2002, as interest expense paid on certificates of deposit and Federal Home Loan Bank ("FHLB") advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $484,000, $139,000 or 22.3% lower than the $623,000 recorded in six months ended December 31, 2002. The average balance of certificates of deposit declined by $5,712,000, from $44,099,000 for the six months ended December 31, 2003, to $38,387,000 for six months ended December 31, 2003. In addition, the average rate paid on those certificates of deposit decreased by 106 basis points, from 3.56% during the six months ended December 31, 2002, to 2.50% during the six months ended December 31 2003. Interest expense on FHLB advances was $1,503,000, $390,000 or 20.6% lower than the $1,893,000 recorded in the six months ended December 31, 2002. The average balance of FHLB advances declined by $19,513,000, from $73,775,000 for the six months ended December 31, 2002 to $54,262,000 for the six months ended December 31, 2003. The impact of the decline in average FHLB advances outstanding was somewhat offset by an increase in the average rate paid on those advances of 36 basis points, from 5.13% during the six months ended December 31 2002, to 5.49% during the same period in 2003. The balance of the decline in interest expense was attributable to declines in the interest paid to the Company's demand deposit and savings account customers. The average balance of the Company's interest-bearing NOW and money market accounts increased $5,395,000, from $54,586,000 for the six months ended December 31, 2002, to $59,981,000 for the six months ended December 31, 2003, while the average balance of the Company's savings accounts increased $616,000 during the same period. The impact of the increases in average demand deposit and savings accounts outstanding was completely offset by a decrease in the average rate paid on those deposits during the six months ended December 31 2003, in comparison to the same period in 2002.


THE PROVISION FOR LOAN LOSSES was $60,000 for six months ended December 31, 2003 compared to $80,000 for the same period in 2002. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for the six months ended December 31, 2003 were $62,000 compared to $59,000 during the same period in 2002. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST INCOME was $1,048,000 for six months ended December 31, 2003, $258,000 or 32.7% higher than the $790,000 reported for the six months ended December 31, 2002. The increase was primarily attributable to a $215,000 increase in service charges earned on deposit accounts and a $95,000 increase in the cash surrender value of life insurance. These increases were somewhat offset by a $56,000 decline in income generated from fiduciary activities (trust services).


NONINTEREST EXPENSE was $3,133,000 for six months ended December 31, 2003, $180,000 or 6.1% higher than the $2,953,000 reported for the six months ended December 31, 2002. While most noninterest expense categories experienced slight increases, salaries and employee benefits increased $27,000 or 1.9%, data processing fees increased $36,000 or 14.3% other noninterest expense increased $93,000 or 11.2% from $830,000 for six months ended December 31, 2002, to $923,000 for the same period in 2003. The increase in salaries and employee benefits were the result of normal salary increases while the increase in data processing fees was attributable to periodic maintenance on the Bank's processing hardware. The $93,000 increase in other noninterest expense was attributable to a $24,000 increase in office supplies expense, a $24,000 increase in regulatory examination fees which were both the result of "timing differences" and a $5,000 increase in administrative expenses related to the Bank's purchase of life insurance which was made in July 2003, a $15,000 increase in the Bank's merchant services fees due to heavier usage than the previous period, a $7,000 increase in expenses related to the Bank's internet banking product which was introduced in March 2003 and $14,000 in fees related to the Bank's overdraft privilege product which was also introduced in March of 2003.


TOTAL INCOME TAX EXPENSE was $441,000 (an effective tax rate of 32.8%) for the six months ended December 31, 2003, compared to $710,000 (an effective tax rate of 34.5%) during the six months ended December 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The Company reported earnings of $390,000 for the three months ended December 31, 2003, a decline of $252,000, or 39.3%, from the $642,000 reported for the same period in 2002. Both basic and diluted earnings per share decreased $0.03, or 37.5%, from $0.08 for the three months ended December 31, 2002, to $0.05 for the three months ended December 31, 2003. The Company's return on average assets was 0.79% for the three months ended December 31, 2003 compared to 1.16% for the same period in 2002 while return on average equity was 6.42% for the three months ended December 31, 2003 compared to 10.76% for the same period 2002.


NET INTEREST INCOME was $1,717,000 for the three months ended December 31, 2003, $390,000, or 18.5%, less than the $2,107,000 reported for three months ended December 31, 2002.


Interest income was $2,760,000 for the three months ended December 31, 2003, a decrease of $905,000 or 24.7%, from $3,665,000 for the three months ended December 31 2002 which was primarily attributable to a decline in interest income earned on loans from $3,535,000 for the three months ended December 31, 2002, $994,000 or 28.1% less than the $2,541,000 earned the three months ended December 31, 2003. This decline was the result of both, a lower average balance of total loans outstanding, which declined from $191.7 million for the quarter ended December 31, 2002 to $150.1 for the quarter ended December 31, 2003, and a decline in the overall yield on loans, from 7.38% during the quarter ended December 31, 2002, to 6.73% during the quarter ended December 31, 2003.


Interest expense was $1,043,000 for the three months ended December 31, 2003, a decrease of $515,000 or 33.1%, $1,558,000 for the three months ended December 31 2002. This decline was the result of the lower interest rate environment coupled with a change in the mix of deposits and FHLB advances used to fund the Bank's assets. Average total deposits decreased $5.6 million, from $123.4 million for the quarter ended December 31, 2002, to $117.8 million during the quarter ended December 31, 2003. In addition, the composition of those deposits changed significantly shifting from longer-term higher rate certificates of deposit to shorter-term lower rate demand deposit and savings accounts. As a result, the average rate paid on deposit account during the quarter ended December 31, 2003 was 1.11% compared to 2.05% during the quarter ended December 31, 2002. In addition, the Bank paid off maturing FHLB advances which resulted in a decline in the average balance of FHLB advances outstanding from $72.1 million during the quarter ended December 31, 2002, to $51.0 million during the quarter ended December 31, 2003, which in turn, lowered the interest expense associated with those advances.


THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended December 31, 2003 compared to $35,000 for the same period in 2002. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended December 2003 were $28,000 compared to $45,000 during the same period in 2002. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.


NONINTEREST EXPENSE was $1,623,000 for three months ended December 31, 2003, $123,000 or 8.2% higher than the $1,500,000 reported for the three months ended December 31, 2002. While each of the other noninterest expense categories experienced slight increases, other noninterest expense increased $96,000 or 23.1% from $416,000 for three months ended December 31, 2002 compared to $512,000 for the same period in 2003. The $96,000 increase in other noninterest expense was primarily attributable to a $24,000 increase in office supplies expense, a $24,000 increase in regulatory examination fees which were both the result of "timing differences" and a $3,000 increase in administrative expenses related to the Bank's purchase of life insurance which was made in July 2003, a $15,000 increase in the Bank's merchant services fees due to heavier usage than the previous period, a $3,000 increase in expenses related to the Bank's internet banking product which was introduced in March 2003 and $10,000 in fees related to the Bank's overdraft privilege product which was also introduced in March of 2003. The balance of the increase was attributable to small increases in virtually all other noninterest expense items.


TOTAL INCOME TAX EXPENSE was $198,000 (an effective tax rate of 33.6%) for the three months ended December 31, 2003, compared to $338,000 (an effective tax rate of 34.5%) during the three months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 15.80% and 19.12% at December 31, 2003 and 2002, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At December 31, 2003, the Bank had outstanding commitments to originate loans of $3,417,000, open-end consumer lines of credit of $7,011,000, unused commercial lines of credit of $2,727,000 and standby letters of credit of $182,000. As of December 31, 2003, certificates of deposit scheduled to mature in one year or less totaled $21,770,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $22,847,000 or 11.98% of adjusted total assets, and risk-based capital at $ 23,707,000 or 19.23% of risk-weighted assets. The required minimum ratios 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At December 31, 2003, the Bank's cash and cash equivalents totaled $6,136,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

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

PART II.  OTHER INFORMATION
--------  -----------------

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The information contained in Part II Item 4 of the Company's Form 10-Q filed with the SEC on November 12, 2003, for the period ended September 30, 2003, is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION
                  Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits
               3.1 Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the "Form 8-A"), Exhibit 2(a))
               3.2 Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))
               31.1 Certification of Ronald B. Scott, Chief Executive Officer,
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2 Certification of Richard J. Dutton, Chief Financial Officer,
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32 Certification of Ronald B. Scott, Chief Executive Officer and Richard J. Dutton, Chief Financial Officer, perusuent to
                    Section 906 of The Sarbanes-Oxley Act of 2002.

          b.   Reports on Form 8-K

               1. On October 14, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated October 10, 2003, relating to the hiring of John Wannamacher as Vice President, Senior Trust Officer.

               2. On November 6, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated November 6, 2003, relating to the Company's earnings for fiscal year 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PEOPLES OHIO FINANCIAL CORPORATION



 Dated: February 12, 2004         By  /s/ Ronald B. Scott
                                      -----------------------------------------
                                      Ronald B. Scott
                                      President, Chief Executive Officer



                                  By   /s/ Richard J. Dutton
                                       ------------------------------
                                       Richard J. Dutton
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