Form 10-Q
period 2004-03-31
PEOPLES OHIO FINANCIAL CORP
filed 2004-05-17
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period
                          ----------------------------------------

                         Commission File Number 0-49619
                                                -------

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Ohio                                       31-1795575
            ------------------                               ----------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification Number)

    635 South Market Street, Troy, Ohio                          45373
    -----------------------------------                          -----
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

YES   X           NO
    --------        ----------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 126-B OF THE EXCHANGE ACT).

YES               NO    X
    --------        ----------

As of MAY 7, 2004, there were 7,296,225 common shares of the registrant issued and outstanding.

                     PEOPLES OHIO FINANCIAL CORPORATION

                                    INDEX

PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003.

                    Condensed Consolidated Statements of Income for the three And nine months ended March 31, 2004 and 2003.

                    Condensed Consolidated Statement of Shareholders' Equity for three and nine months ended March 31, 2004.

                    Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003.

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

           Item 3.  Defaults upon Senior Securities.

           Item 4.  Submission of Matters to a Vote of Security Holders.

           Item 5.  Other Information.

           Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS


                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        MARCH 31             JUNE 30
                                                                                          2004                 2003
                                                                                      -------------       -------------
                                                                                       (UNAUDITED)
    ASSETS
    Cash and cash equivalents                                                         $   7,611,998       $  15,835,436
    Held-to -maturity securities (fair value $568,071 and $824,000)                         564,207             779,425
    Available-for-sale securities                                                        17,310,247          16,687,228
    Loans, net  of allowance for loan losses of $917,950 and $862,235                   150,305,762         160,608,931
    Premises and equipment                                                                4,500,193           4,654,915
    Federal Home Loan Bank stock                                                          5,433,000           5,272,800
    Interest receivable                                                                     880,495             867,150
    Bank-owned life insurance                                                             4,147,177                   0
    Other assets                                                                            726,463           2,643,035
                                                                                      -------------       -------------
                                                      Total assets                    $ 191,479,542       $ 207,348,920
                                                                                      =============       =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
      Deposits                                                                        $ 114,433,888       $ 117,629,404
      Federal Home Loan Bank (FHLB) advances                                             50,645,808          63,328,746
      Interest payable                                                                       87,801             134,575
      Other liabilities                                                                   1,686,424           1,274,964
                                                                                      -------------       -------------
                                                      Total liabilities                 166,853,921         182,367,689
                                                                                      -------------       -------------
    Commitments and Contingent Liabilities                                                       --                  --

    Equity from ESOP Shares                                                                 503,314             630,279
                                                                                      -------------       -------------
    Shareholders' equity:
      Preferred stock, no par value, 1,000,000  shares
        authorized; none issued or outstanding                                                   --                  --
      Common stock, no par value, 15,000,000 shares
        authorized; 7,583,652 and  7,439,650 shares issued less
        ESOP shares of 120,989 and 150,066                                                7,462,663           7,433,586
      Additional paid-in capital                                                                  0             186,600
      Treasury stock, at cost, 287,427 and 155,441 shares                                (1,200,907)           (643,261)
      Unrealized Gain on Available-for-Sale Securities                                      116,292              56,616
      Retained earnings                                                                  17,744,259          17,317,411
                                                                                      -------------       -------------
                                                      Total shareholders' equity         24,122,307          24,350,952
                                                                                      -------------       -------------
                                                                                      $ 191,479,542       $ 207,348,920
                                                                                      =============       =============

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND, 2003
                                   (unaudited)


                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                 31-MAR                           31-MAR
                                                                         2004             2003             2004             2003
                                                                      -----------      -----------      -----------      -----------
INTEREST INCOME
   Interest and fees on loans                                         $ 2,531,138      $ 3,272,893      $ 7,795,226      $10,591,994
   Interest on mortgage-backed securities and other securities            145,857          103,902          411,025          138,862
   Other interest and dividend income                                      73,698           75,025          215,933          263,314
                                                                      -----------      -----------      -----------      -----------
                                       Total interest income            2,750,693        3,451,820        8,422,184       10,994,170
                                                                      -----------      -----------      -----------      -----------
INTEREST EXPENSE
   Deposits                                                               294,853          498,553          972,972        1,845,080
   Borrowings                                                             712,733          901,025        2,215,965        2,794,433
                                                                      -----------      -----------      -----------      -----------
                                       Total interest expense           1,007,586        1,399,578        3,188,937        4,639,513
                                                                      -----------      -----------      -----------      -----------

                                       Net interest income              1,743,107        2,052,242        5,233,247        6,354,657

PROVISION FOR LOAN LOSSES                                                  40,000           30,000          100,000          110,000
                                                                      -----------      -----------      -----------      -----------
                                       Net interest income after
                                       provision for loan losses        1,703,107        2,022,242        5,133,247        6,244,657
                                                                      -----------      -----------      -----------      -----------
OTHER INCOME
   Service charges on deposit accounts and other                          272,461          186,756          841,987          543,097
   Fiduciary activities                                                   143,607          167,400          426,841          506,184
   Increase in cash value of bank owned life insurance                     51,780                0          146,848                0
   Other income                                                            66,543           53,961          167,024          149,344
                                                                      -----------      -----------      -----------      -----------
                                       Total other income                 534,391          408,117        1,582,700        1,198,625
                                                                      -----------      -----------      -----------      -----------
OTHER EXPENSES
   Salaries and employee benefits                                         755,166          727,719        2,239,999        2,185,906
   Net occupancy expenses                                                 111,844           87,592          341,345          301,872
   Equipment expenses                                                      39,347           46,039          114,539          124,264
   Data processing fees                                                   181,825          137,817          470,072          389,574
   State of Ohio franchise taxes                                           75,050           66,215          207,380          186,715
   Other expenses                                                         500,625          377,194        1,423,826        1,206,884
                                                                      -----------      -----------      -----------      -----------
                                       Total other expenses             1,663,857        1,442,576        4,797,161        4,395,215
                                                                      -----------      -----------      -----------      -----------

      INCOME BEFORE FEDERAL INCOME TAX                                    573,641          987,783        1,918,786        3,048,067

FEDERAL INCOME TAX EXPENSE                                                168,742          340,795          609,585        1,050,615
                                                                      -----------      -----------      -----------      -----------
NET INCOME                                                            $   404,900      $   646,988      $ 1,309,200      $ 1,997,452
                                                                      ===========      ===========      ===========      ===========
PER SHARES DATA:
  BASIC EARNINGS PER SHARE                                            $      0.06      $      0.09      $      0.18      $      0.26
  DILUTED EARNINGS PER SHARE                                          $      0.05      $      0.08      $      0.17      $      0.26
  DIVIDENDS PER SHARE                                                 $     0.060      $     0.045      $     0.120      $     0.090


See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)


                                                                                        2004               2003
                                                                                     ------------       ------------
OPERATING ACTIVITIES
              Net income                                                             $  1,309,200       $  1,996,452
              Adjustments to reconcile net income
                 to net cash provided by operating activities
                Provision for loan losses                                                 100,000            110,000
                Depreciation and amortization                                             289,064            232,939
                Investment securities amortization (accretion), net                       (86,163)            17,463
                Increase in cash surrender value of life insurance                       (147,177)
                Federal Home Loan Bank stock dividends                                   (160,200)          (169,200)
                Net change in other assets/ other liabilities                           2,413,751           (166,653)
                                                                                     ------------       ------------
                                          Net cash provided by operating activities     3,718,476          2,021,001
                                                                                     ------------       ------------
INVESTING ACTIVITIES
              Net change in loans                                                      10,203,169         30,579,715
              Proceeds from maturities of securities held to maturity                     215,218            336,614
              Proceeds from sales and maturities of securities available for sale      10,876,981             30,000
              Purchases of securities- available for sale                             (11,500,000)       (19,020,584)
              Purchase of Bank Owned Life Insurance                                    (4,000,000)
              Purchase of time deposits in other financial institutions                                   (1,000,000)
              Purchases of premises and equipment                                        (134,342)          (320,144)
                                                                                     ------------       ------------

                                          Net cash provided by investing activities     5,661,026         10,605,601
                                                                                     ------------       ------------
FINANCING ACTIVITIES
              Net change in
                Interest-bearing demand and savings deposits                            2,739,742          6,570,903
                Certificates of deposit                                                (5,935,258)        (6,403,013)
              Proceeds from FHLB advances                                              59,500,000         32,000,000
              Repayment of FHLB advances                                              (72,182,938)       (34,769,048)
              Cash dividends                                                             (880,419)          (679,664)
              Proceeds from exercise of stock options                                     261,123            180,341
              Purchase/Reissuance of treasury stock                                    (1,105,189)          (265,286)
                                                                                     ------------       ------------

                                          Net Cash used by financing activities       (17,602,939)        (3,365,767)
                                                                                     ------------       ------------

Net Change in Cash and Cash Equivalents                                                (8,223,438)         9,260,835

Cash and cash equivalents, Beginning of Period                                         15,835,436          5,680,517
                                                                                     ------------       ------------

Cash and cash equivalents, End of Period                                             $  7,611,998       $ 14,941,352
                                                                                     ============       ============


See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (unaudited)


                                                    Additional                                     Unrealized Gain    Total
                                        Common        paid-in         Retained        Treasury         on AFS       shareholders'
                                        stock         capital         earnings          Stock        Securities        equity
                                     ------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT JUNE 30, 2003             $  7,433,586   $    186,600    $ 17,317,411       ($643,261)   $     56,616    $ 24,350,952
Net income                                     --             --       1,309,200                                       1,309,200
Cash dividends declared                                                                                                        0
   on common stock ($.12 per share)                           --        (880,419)                                       (880,419)
Exercise of stock options                       0       (186,600)        (99,821)        547,543                         261,122
Purchase of treasury stock, net                               --                      (1,105,189)                     (1,105,189)
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                                      59,676          59,676
Net change in equity from ESOP
   shares                                  29,077                         97,888                                         126,965
                                     ------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT MAR 31, 2004              $  7,462,663   $          0    $ 17,744,259     ($1,200,907)   $    116,292    $ 24,122,307
                                     ============   ============    ============    ============    ============    ============

  See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and June 30, 2003, the results of operations for the three and nine-month periods ended March 31, 2004 and 2003, and the cash flows for the nine-month periods ended March 31, 2004 and 2003.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and nine-month periods ended March 31, 2004, are not necessarily indicative of results for the entire fiscal year.

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

(2)      Earnings Per Share

The following table is for the three and nine-month period ending March 31, 2004 and 2003 and reflects the weighted average number of shares of common stock for both basic and diluted EPS as well as the dilutive effect of stock options.


                                                    Three months ended              Nine months ended
                                                         March 31,                      March 31,
                                                         ---------                      ---------
                                                    2004           2003           2004           2003
                                                  ---------      ---------      ---------      ---------
Weighted average number of common shares
outstanding (basic EPS)                           7,337,685      7,572,190      7,375,841      7,553,225
Dilutive effect of stock options                    148,897        206,587        184,036        198,391
                                                  ---------      ---------      ---------      ---------
Weighted average number of common shares and
equivalents outstanding (diluted EPS)             7,486,582      7,778,777      7,559,877      7,751,616
                                                  =========      =========      =========      =========

(3)      Stock Options

The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The pro-forma effect on income for the periods presented includes the effect of forfeitures.

                                                   Three months ended             Nine months ended
                                                         March 31,                     March 31,
                                                 -------------------------------------------------------
                                                   2004           2003           2004            2003
                                                 ---------      ---------      ---------       ---------
Net income, as reported                          $     405      $     647      $   1,309       $   1,996
Less:

Total stock-based employee
compensation cost determined under the fair
value based method, net of income taxes                (10)            (4)           (25)            (13)
                                                 ---------      ---------      ---------       ---------

Pro forma net income                             $     395      $     643      $   1,284       $   1,983
                                                 =========      =========      =========       =========

Earnings per share:
     Basic - as reported                              0.06           0.09           0.18            0.26
     Basic - pro forma                                0.05           0.09           0.17            0.26
     Diluted - as reported                            0.05           0.08           0.17            0.26
     Diluted - pro forma                              0.05           0.08           0.17            0.26


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

FINANCIAL CONDITION


Total consolidated assets of the Company at March 31, 2004 were $191,480,000, compared to $207,349,000 at June 30, 2003, a decline of $15,869,000 or 7.7%.


CASH AND CASH EQUIVALENTS declined $8,223,000 or 51.9%, from $15,835,000 at June 30, 2003 to $7,612,000 at March 31, 2004. Management uses its short-term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


NET LOANS declined $10,303,000 million or 6.4%, from $160,609,000 at June 30, 2003, to $150,306,000 at March 31, 2004. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                           BALANCE        BALANCE
                                                           MARCH 31,       JUNE  30,       CHANGE       CHANGE
                                                             2004            2003          ($'S)          (%)
                                                             ----            ----          -----          ---
Residential single-family mortgages                       $ 104,218       $ 115,175        ($10,957)      (9.5%)
Other residential and commercial mortgages                   27,124          25,021           2,103        8.4
                                                          ---------       ---------        --------
                                Total mortgage loans        131,342         140,196          (8,854)      (6.3)
Construction                                                  7,910          12,802          (4,892)     (38.2)
Commercial business                                           6,597           5,573           1,024       18.4
Consumer                                                      2,196           2,452            (256)     (10.4)
Home improvement                                              5,453           4,772             681       14.3
Deposit and other                                               265             290             (25)      (8.6)
                                                          ---------       ---------        --------
                                         Gross loans        153,763         166,085         (12,322)      (7.4)
Deferred loan fees                                             (202)           (209)              7        3.3
Undisbursed portion of loans                                 (2,337)         (4,405)          2,068       46.9
Allowance for loan losses                                      (918)           (862)            (56)       6.5
                                                          ---------       ---------        --------
                                    Total loans, net      $ 150,306       $ 160,609         (10,303)      (6.4%)
                                                          =========       =========         =======


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


THE ALLOWANCE FOR LOAN LOSSES increased $56,000 or 6.5%, from $862,000 at June 30, 2003 to $918,000 at March 31, 2004. This increase was the result of a provision for loan losses of $100,000 during the nine months ended March 31, 2004 and net charge-offs of $44,000. The ratio of the Company's allowance for loan losses to gross loans was 0.61% and 0.53% at March 31, 2004 and June 30, 2003, respectively. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at March 31, 2004 and June 30, 2003.

                                                    March 31,          June 30,
                                                     2004               2003
                                                   ----------         ----------
Past due 90+ and still accruing                    $  485,000         $2,559,000
Non-accrual                                           893,000            634,000
                                                   ----------         ----------
Total non-performing loans                         $1,378,000         $3,193,000
                                                   ==========         ==========


Non-performing loans declined from $3,193,000 at June 30, 2003 to $1,378,000 at March 31, 2004. Loans past-due 90 days or more declined from $2,559,000 at June 30, 2003 to $485,000 at March 31, 2004. This decline was primarily attributable to seven accounts which were brought current during the nine month period, three commercial loans totaling $266,000, $250,000 and $499,000 which are secured by business assets, and four first mortgage loans totaling $70,000, $197,000, $348,000 and $192,000, respectively. Non-accrual loans increased from $634,000 at June 30, 2003 to $893,000 at March 31, 2004. This increase in non-accrual loans was attributable to placing a commercial real estate loan ($375,000) on non-accrual status during the period. Management continues to work closely with these borrowers to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 66.6% and 22.5% at March 31, 2004 and June 30, 2003, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


BANK-OWNED LIFE INSURANCE increased from $0 at June 30, 2003 to $4,147,000 at March 31, 2004. In June 2003, both the Company's and Bank's Board of Directors authorized the purchase of life insurance on several key executives in an effort to protect the Bank against projected increases in employee benefit costs and to help mitigate the costs associated with replacing key members of management in the event of their untimely death. It should be noted that no additional benefits were provided by the Company or Bank to these executives as a result of this transaction.


DEPOSITS remained fairly stable, declining $3,195,000 or 2.7%, from $117,629,000 at June 30, 2003 to $114,434,000 at March 31, 2004. The following table illustrates changes in the various types of deposits for each period presented.


                                           BALANCE       BALANCE
                                           MARCH 31,     JUNE 30,       CHANGE       CHANGE
                                             2004          2003         ($'S)         (%)
                                            -----          ----         -----        ---
Noninterest bearing accounts              $ 13,857      $  5,815      $  8,042         1.4%
NOW accounts                                17,116        21,700        (4,584)      (21.1)
Super NOW accounts                           2,068         1,095           973        88.9
Passbook accounts                           22,873        20,823         2,050         9.8
Money market accounts                       24,413        26,763        (2.350)       (8.8)
Certificates of deposit                     34,107        41,433        (7,326)      (17.7)
                                            ------        ------        ------
                      Total deposits      $114,434      $117,629      ($ 3,195)       (2.7)
                                          ========      ========      ========


Fluctuations in demand deposit and savings accounts were attributable to normal account activity. In addition, a portion of the growth in virtually all types of all other deposit accounts was the result of customers transferring proceeds from maturing certificates of deposit into these accounts.

TOTAL STOCKHOLDERS' EQUITY declined $229,000, or 0.9%, from $24,351,000 million at June 30, 2003, to $24,122,000 million at March 31, 2004. The decline was the result of $880,000 in dividends paid to the Company's stockholders and $1,105,000 related to the repurchase of treasury stock. These decreases to stockholders' equity were somewhat offset by $1,309,000 in net earnings, $261,000 contributed from the exercise of stock options, $127,000 related to the net change in equity related to the Company's ESOP and a $60,000 increase in the unrealized gain on securities available for sale during the nine month period ended March 31, 2004. During July 2003, the Company's Board of Directors authorized the repurchase of up 373,000 shares of the Company's common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS -- COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company reported earnings of $1,309,000 for the nine months ended March 31, 2004, a decline of $687,000, or 34.4%, from the $1,996,000 reported for the same period in 2003. Basic earnings per share declined $0.08 or 30.8% from $0.26 for the nine months ended March 31, 2003 to $0.18 for the nine months ended March 31, 2004. Diluted earnings per share declined $0.09 or 34.6% from $0.26 for the nine months ended December 31, 2002 to $0.17 for the nine months ended March 31, 2004. The Company's return on average assets was 0.88% for the nine months ended March 31, 2004 compared to 1.21% for the same period in 2003. Return on average equity was 7.19% for the nine months ended March 31, 2004, compared to 11.20% for the same period in 2003.

Earnings declined as a result of a decline in net interest income of $1,122,000, or 17.7%, from $6,355,000 reported for the nine months ended March 31, 2003 to $5,233,000 for nine months ended March 31, 2004. This decrease was partially offset by an increase in noninterest income of $385,000 or 32.1%, from $1,198,000 reported for nine months ended March 31, 2003 to $1,583,000 for the nine months ended March 31, 2004.


NET INTEREST INCOME was $5,233,000 for the nine months ended March 31, 2004, $1,122,000, or 17.7%, less than the $6,355,000 reported for nine months ended March 31, 2003. Total interest income was $8,422,000 for the nine months ended March 31, 2004, a decline of $2,572,000, or 23.4% from the $10,994,000 reported during the nine months ended March 31, 2003. The decline in interest income was partially offset by a $1,451,000 or 31.3% decline in interest expense from $4,640,000 for the nine months ended March 31 2003, to $3,189,000 for the nine months ended March 31, 2004.


The decrease in total interest income was attributable to a decline in average loans outstanding from $182,936,000 during the nine months ended March 31, 2003, to $150,480,000 during the nine months ended March 31, 2004. This decline was the result of the Company taking advantage of the prolonged low interest rate environment to divest of longer-term fixed rate assets (primarily 30-year fixed rate mortgages) in favor of shorter-term interest earning assets (primarily investment securities with weighted-average-maturities ranging from 1 to 3 years) in an effort to reduce the Company's exposure to interest rate risk and better position the Company should longer-term interest rates begin to increase. The impact of the continued low interest rate environment on the average yield of the Company's loan portfolio and declines in average loans outstanding were the primary reasons for the decline in total interest income. Management noted that the average yield on the Company's loan portfolio remained stable at 6.80% during the nine months ended March 31, 2004 compared to 6.81% for the nine months ended March 31, 2004.


Interest expense was $3,189,000 for the nine months ended March 31, 2004, $1,451,000 or 31.3%, lower than the $4,640,000 recorded for the nine months ended March 31 2003, as interest expense paid on certificates of deposit and Federal Home Loan Bank ("FHLB") advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $484,000, $139,000 or 22.3% lower than the $623,000 recorded in nine months ended March 31, 2003. The average balance of certificates of deposit declined by $15,453,000, from $42,094,000 for the nine months ended March 31, 2003, to $26,671,000 for nine months ended March 31, 2004. This decline in volume was somewhat offset by an increase in the average rate paid on those certificates of deposit of 44 basis points, from 2.90% during the nine months ended March 31, 2003, to 3.34% during the nine months ended December 31 2004. Interest expense on FHLB advances was $2,216,000, $578,000 or 20.7% lower than the $2,794,000 recorded in the nine months ended March 31, 2003. The average balance of FHLB advances declined by $18,446,000, from $71,489,000 for the nine months ended March 31, 2003 to $53,043,000 for the nine months ended March 31, 2004. The impact of the decline in average FHLB advances outstanding was somewhat offset by an increase in the average rate paid on those advances of 48 basis points, from 5.07% during the nine months ended March 31 2003, to 5.55% during the same period in 2004, as lower rate advances matured. The balance of the decline in interest expense was attributable to declines in the interest paid to the Company's demand deposit and savings account customers. The average balance of the Company's interest-bearing NOW and money market accounts increased $1,652,000, from $59,469,000 for the nine months ended March 31, 2003, to $61,121,000 for the nine months ended March 31, 2004, while the average balance of the Company's savings accounts increased $6,229,000 during the same period. The impact of the increases in average demand deposit and savings accounts outstanding was completely offset by a decrease in the average rate paid on those deposits during the nine months ended March 31 2004, in comparison to the same period in 2003.


THE PROVISION FOR LOAN LOSSES was $100,000 for nine months ended March 31, 2004 compared to $110,000 for the same period in 2003. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for the nine months ended March 31, 2004 were $44,000 compared to $155,000 during the same period in 2003. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST INCOME was $1,583,000 for nine months ended March 31, 2004, $385,000 or 32.1% higher than the $1,198,000 reported for the nine months ended March 31, 2003. The increase was primarily attributable to a $300,000 increase in service charges earned on deposit accounts and a $147,000 increase in the cash surrender value of life insurance. These increases were somewhat offset by a $79,000 decline in income generated from fiduciary activities (trust services).

NONINTEREST EXPENSE was $4,797,000 for nine months ended March 31, 2004, $402,000 or 9.1% higher than the $4,395,000 reported for the nine months ended March 31, 2003. While most noninterest expense categories experienced slight increases, salaries and employee benefits increased $54,000 or 2.5%, data processing fees increased $80,000 or 20.5% other noninterest expense increased $217,000 or 18.0% from $1,207,000 for nine months ended March 31, 2003, to $1,424,000 for the same period in 2004. The increase in salaries and employee benefits were the result of normal salary increases while the increase in data processing fees was attributable to periodic maintenance on the Bank's processing hardware. The $217,000 increase in other noninterest expense was attributable to a $36,000 increase in advertising expense, $26,000 increase in office supplies expense, a $11,000 increase in regulatory examination fees which were both the result of "timing differences" a $76,000 increase in "one time" professional fees primarily related to a data processing conversion at the Bank's trust department and research related to new business ventures, $8,000 increase in administrative expenses related to the Bank's purchase of life insurance which was made in July 2003, a $15,000 increase in the Bank's merchant services fees due to heavier usage than the previous period, a $7,000 increase in expenses related to the Bank's internet banking product which was introduced in March 2003 and $21,000 in fees related to the Bank's overdraft privilege product which was also introduced in March of 2003.


TOTAL INCOME TAX EXPENSE was $610,000 (an effective tax rate of 31.8%) for the nine months ended March 31, 2004, compared to $1,051,000 (an effective tax rate of 34.5%) during the nine months ended March 31, 2003.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company reported earnings of $405,000 for the three months ended March 31, 2004, a decline of $242,000, or 37.4%, from the $647,000 reported for the same period in 2003. Basic earnings per share decreased $0.03, or 33.3%, from $0.09 for the three months ended March 31, 2003, to $0.06 for the three months ended March 31, 2004. Diluted earnings per share decreased $0.03, or 37.5%, from $0.08 for the three months ended March 31, 2003, to $0.05 for the three months ended March 31, 2004. The Company's return on average assets was 0.84% for the three months ended March 31, 2004 compared to 1.19% for the same period in 2003 while return on average equity was 6.66% for the three months ended March 31, 2004 compared to 10.70% for the same period 2003.


NET INTEREST INCOME was $1,743,000 for the three months ended March 31, 2004, $309,000, or 15.1%, less than the $2,052,000 reported for three months ended March 31, 2003.


Interest income was $2,751,000 for the three months ended March 31, 2004, a decrease of $701,000 or 20.3%, from $3,452,000 for the three months ended March 31, 2003. this decline was primarily attributable to a $742,000 or 22.7% decline in interest income earned on loans from $3,273,000 during the three months ended March 31, 2003, to $2,531,000 earned during the three months ended March 31, 2004. This decline was the result of both, a lower average balance of total loans outstanding, which declined from $183.5 million for the quarter ended March 31, 2003 to $151.1 for the quarter ended March 31, 2004, and a decline in the overall yield on loans, from 7.14% during the quarter ended March 31, 2003, to 6.70% during the quarter ended March 31, 2004.


Interest expense was $1,007,000 for the three months ended March 31, 2004, a decrease of $393,000, or 28.1%, from the $1,400,000 for the three months ended March 31, 2003. This decline was the result of the lower interest rate environment coupled with a change in the mix of deposits and FHLB advances used to fund the Bank's assets. Average total deposits decreased $6.1 million, from $124.1 million for the quarter ended March 31, 2003, to $118.0 million during the quarter ended March 31, 2004. In addition, the composition of those deposits changed significantly shifting from longer-term higher rate certificates of deposit to shorter-term lower rate demand deposit and savings accounts. As a result, the average rate paid on deposit account during the quarter ended March 31, 2004 was 1.00% compared to 1.61% during the quarter ended March 31, 2003. In addition, the Bank paid off maturing FHLB advances which resulted in a decline in the average balance of FHLB advances outstanding from $71.5 million during the quarter ended March 31, 2003, to $56.6 million during the quarter ended March 31, 2004, which in turn, lowered the interest expense associated with those advances.


THE PROVISION FOR LOAN LOSSES was $40,000 for three months ended March 31, 2004 compared to $30,000 for the same period in 2003. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net recoveries for three months ended March 31, 2004 were $18,000 compared to net charge-offs of $97,000 during the same period in 2003. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.

NONINTEREST EXPENSE was $1,664,000 for three months ended March 31, 2004, $221,000 or 15.3% higher than the $1,443,000 reported for the three months ended March 31, 2003. While each of the other noninterest expense categories experienced slight increases, other noninterest expense increased $124,000 or 32.9% from $377,000 for three months ended March 31, 2003 compared to $501,000 for the same period in 2004. The $124,000 increase in other noninterest expense was primarily attributable to a $64,000 increase in "one time" professional fees primarily related to a data processing conversion at the Bank's trust department and research related to new business ventures a $5,000 increase in administrative expenses related to the Bank's purchase of life insurance which was made in July 2003, a $9,000 increase in the Bank's merchant services fees due to heavier usage than the previous period, a $8,000 increase in expenses related to the Bank's internet banking product which was introduced in March 2003 and $17,000 in fees related to the Bank's overdraft privilege product which was also introduced in March of 2003. The balance of the increase was attributable to small increases in virtually all other noninterest expense items.


TOTAL INCOME TAX EXPENSE was $169,000 (an effective tax rate of 29.4%) for the three months ended March 31, 2004, compared to $341,000 (an effective tax rate of 34.5%) during the three months ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 17.56% and 20.05% at March 31, 2004 and 2003, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At March 31, 2004, the Bank had outstanding commitments on undisbursed mortgage construction loan of $2,337,000, to originate loans of $3,295,000, open-end consumer lines of credit of $2,024,000, unused commercial lines of credit of $5,005,000, unused home equity lines of credit of $5,134,000 and standby letters of credit of $77,000. As of March 31, 2004, certificates of deposit scheduled to mature in one year or less totaled $19,660,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $21,728,000 or 11.53% of adjusted total assets, and risk-based capital at $ 22,646,000 or 18.34% of risk-weighted assets. The required minimum ratios 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31, 2004, the Bank's cash and cash equivalents totaled $7,612,000. The Company's and Bank's future short - term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          In July 2003, the Company's Board of Directors approved a share repurchase authorization of up to 373,000 shares. In the quarter ended March 31, 2004, the Company made the following repurchases of common stock:


                                                                                                           MAXIMUM
                                                                                    TOTAL NUMBER          NUMBER OF
                                                                                     OF SHARES       SHARES THAT MAY BE
                                                TOTAL NUMBER        AVERAGE      PURCHASED AS PART     PURCHASED UNDER
                                                     OF           PRICE PAID        OF PUBLICLY         THE PLANS OR
                   PERIOD                     SHARES PURCHASED     PER SHARE      ANNOUNCED PLANS         PROGRAMS
                   ------                     ----------------     ---------      ---------------         --------

January 1-31, 2004 .......................              56,500           $ 4.16       228,906              373,000
February 1-29, 2004 ......................              80,700             4.16       309,606              373,000
March 1-31, 2004 .........................                   0              N/A       309,606              373,000

          There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

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

               31.1 Certification of Ronald B. Scott, Chief Executive Officer,
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Richard J. Dutton, Chief Financial Officer,
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification of Ronald B. Scott, Chief Executive Officer and Richard J. Dutton, Chief Financial Officer, pursuant to
                    Section 906 of The Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K

               1. On January 22, 2004 the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating by reference a press release dated January 22, 2004, relating to the Company's unaudited results for the quarter ended December 31, 2003.

               2. On March 23, 2004, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating by reference a press release dated March 23, 2004, relating to payment of the the Company's dividend


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PEOPLES OHIO FINANCIAL CORPORATION



 Dated: May 14, 2004             By  /s/ Ronald B. Scott
                                     -------------------------------------------
                                     Ronald B. Scott
                                     President, Chief Executive Officer



                                 By  /s/Richard J. Dutton
                                     -------------------------------------------
                                     Richard J. Dutton
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

      3.2 Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

      31.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32          Certification of Ronald B. Scott, Chief Executive Officer, and
                  Richard J. Dutton, Chief Financial Officer, pursuant to
                  Section 906 of The Sarbanes-Oxley Act of 2002.