Form 10-K
period 2004-06-30
PEOPLES OHIO FINANCIAL CORP
filed 2004-09-24
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2004
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

      Yes [ ]  No [X]

      The aggregate market value of the voting common shares held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant as of December 31, 2003 was $22,541,999.

      The registrant had 7,255,745 shares of Common Stock outstanding as of September 13, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2004 Annual Report to Shareholders are incorporated into
Part II of this Form 10-K.

      Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                      INDEX

                                                                                                                   PAGE
PART I........................................................................................................       1
     ITEM 1.  BUSINESS........................................................................................       1
     ITEM 2.  PROPERTIES......................................................................................      15
     ITEM 3.  LEGAL PROCEEDINGS...............................................................................      15
     ITEM 4.  SUBMISSION OF MATTERS...........................................................................      15

PART II.......................................................................................................      16
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................      16
     ITEM 6.  SELECTED FINANCIAL DATA.........................................................................      16
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION............      16
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................      16
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................      16
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............      16
     ITEM 9A. CONTROLS AND PROCEDURES.........................................................................      16
     ITEM 9B. OTHER INFORMATION...............................................................................      16

PART III......................................................................................................      17
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................      17
     ITEM 11. EXECUTIVE COMPENSATION..........................................................................      17
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................      17
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................      17
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................      17

PART IV.......................................................................................................      17
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................      17

Signatures....................................................................................................      19

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

      Peoples Ohio Financial Corporation (the "Company") is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the "Bank"). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as to take advantage of a more effective structure for expanded financial activities. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). At June 30, 2004, the Company had total assets of $193.2 million, total deposits of $114.2 million and total stockholders' equity of $24.4 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, all references to the Company include the Bank, unless otherwise indicated.

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

                                                                        June 30,
                               -----------------------------------------------------------------------------------------------------
                                 2004      2004       2003      2003       2002      2002       2001      2001      2000      2000
                               --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
                                         Percent              Percent              Percent              Percent             Percent
                                         of Total             of Total             of Total             of Total            of Total
                                Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans    Amount     Loans
                               --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                   $104,471     67.05%  $115,175     69.34%  $149,612     71.84%  $150,711     73.96% $146,404    74.51%
  Commercial                     27,582     17.70     25,021     15.06     27,055     12.99     23,467     11.52    21,172    10.78
                               --------  --------   --------  --------   --------  --------   --------  --------  --------  -------
     Total real estate          132,053     84.75    140,196     84.40    176,667     84.83    174,118     85.48   167,576    85.29
Construction                      8,473      5.44     12,802      7.71     14,660      7.04     12,817      6.29    14,842     7.55
Commercial business               6,714      4.31      5,573      3.36      5,529      2.66      5,323      2.61     3,450     1.76
Consumer                          2,282      1.47      2,452      1.48      5,146      2.47      4,769      2.34     4,293     2.18
Home improvement                  6,016      3.86      4,772      2.87      5,774      2.77      6,065      2.98     5,777     2.94
Secured by deposit account          264      0.17        290      0.18        470      0.23        612      0.30       548     0.28
                               --------  --------   --------  --------   --------  --------   --------  --------  --------  -------
     Total loans, gross         155,802    100.00%   166,085    100.00%   208,246    100.00%   203,764    100.00%  196,486   100.00%
                                         ========             ========             ========             ========            =======
Less:
   Net deferred fees                177                  209                  132                  163                 170
   Undisbursed portion of
    loans                         3,842                4,405                5,516                5,275               5,550
   Allowance for loan losses      1,048                  862                  882                  843                 888
                               --------             --------             --------             --------            --------
     Total loans, net          $150,735             $160,609             $201,716             $197,483            $189,878
                               ========             ========             ========             ========            ========

LOAN PORTFOLIO MATURITY SCHEDULE

      The following table sets forth certain information regarding the contractual maturity of the Company's loan portfolio by type of loan at June 30, 2004. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                      Maturity Date During the
                                                       Years Ending June, 30
                              ------------------------------------------------------------------------
                              Within one year       One to five years     Over five years      Total
                              ---------------       -----------------     ---------------    ---------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                     $  5,239                $ 11,324            $  87,908       $ 104,471
  Commercial                       10,976                   2,681               13,925          27,582
                                 --------                --------            ---------       ---------
     Total real estate             16,215                  14,005              101,833         132,053
Construction                        7,201                     162                1,110           8,473
Commercial business                 4,446                   1,566                  702           6,714
Consumer                            2,033                     249                    -           2,282
Home improvement                    3,778                     670                1,568           6,016
Secured by deposit account            211                      53                    -             264
                                 --------                --------            ---------       ---------
     Total loans, gross          $ 33,884                $ 16,705            $ 105,213       $ 155,802
                                 ========                ========            =========       =========

The following table sets fourth, at June 30, 2004, the dollar amount of gross loans receivable, contractually due after June 30, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                       Due after June 30, 2005
                                       With fixed interest rates    With adjustable interest rates             Total
                                       -------------------------    ------------------------------           --------
(Dollars in Thousands)
Real Estate Loans:
  1-4 family                                   $ 92,597                       $ 6,635                        $ 99,232
  Commercial                                     14,955                         1,651                          16,606
                                               --------                       -------                        --------
     Total real estate                          107,552                         8,286                         115,838
Construction                                      1,207                            65                           1,272
Commercial business                               2,145                           123                           2,268
Consumer                                            249                             -                             249
Home improvement                                  2,237                             1                           2,238
Secured by deposit account                           53                             -                              53
                                               --------                       -------                        --------
     Total loans, gross                        $113,443                       $ 8,475                        $121,918
                                               ========                       =======                        ========

RESIDENTIAL LENDING

      The largest portion of the Company's loans are made for the purpose of enabling borrowers to purchase and construct real property secured primarily by first liens on such property. At June 30, 2004, the net book value of the Company's total loan portfolio of $150.7 million represented approximately 78.0% of total assets. Approximately 67.1% of the total gross loan portfolio, or $104.5 million, consisted of loans secured by mortgages on one-to-four family residences. In addition, the Company maintained a loan servicing portfolio of approximately $3.1 million at June 30, 2004, as a result of its secondary mortgage market activities and participations.

      At June 30, 2004, % of the Company's total gross loan portfolio consisted of adjustable-rate loans including adjustable-rate mortgages ("ARMs"). Most ARMs adjust based on changes in US Treasury Securities Indices. ARMs generally have been retained for the Company's own portfolio. At June 30, 2004, there were no adjustable-rate loans held for sale.

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

      Under current regulations of the OTS, a real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. The Company makes fixed-rate home loans or ARMs with loan-to-value ratios of up to 95% of the appraised value of the security property. Most loans which are approved have 80% or less loan-to-value ratios. In the past, for any mortgage loan, that part of the unpaid balance which exceeded 80% of the property's value was generally insured or guaranteed by a private mortgage insurance company. More recently, this insurance has not been required. In fiscal 2004, approximately $4,090,000 in loans were originated in which the loan-to-value ratio was over 80%. This compares to approximately $11,288,000 originated in fiscal 2003. The outstanding balance of loans with a loan-to-value ratio over 80% at June 30, 2004 and 2003 was $14,418,000 and $18,044,000, respectively. The
Bank's Loan Committee approves all loans over $400,000. Any loans over $600,000 must be approved by the full Board of Directors.

COMMERCIAL REAL ESTATE LOANS

      The Company has supplemented its residential real estate lending activities by the origination of commercial real estate loans secured by office buildings and other income-producing properties. At June 30, 2004, the Company had approximately $27.6 million (or 17.7% of its total loan portfolio) in commercial real estate loans. The Company's policy is to make commercial real estate loans secured by a first lien on the property and generally loan up to a maximum of 80% of the appraised value of the real estate as determined by an independent appraisal. Commercial real estate loans are inherently riskier than residential loans but offer higher interest rates. The decision to originate loans of this type is based on the economy, local business conditions, required capital standards, and the level of risk involving such loans. Management, from time to time, will refinance existing commercial loans, if doing so will improve the Company's collateral position or otherwise strengthen the loan, thereby lowering the overall risk of the loan.

      All savings associations are required to conform to requirements on investing in loans secured by nonresidential real property so that such loans may not, in the aggregate, exceed 400% of the savings association's capital. The Bank's current capital would allow it to have more than $95.6 million invested in this category of assets.

CONSTRUCTION LOANS

      The Company makes loans for the construction of residential and non-residential real estate. These loans generally convert, upon completion of construction, to residential and non-residential mortgage loans as described above. The construction loans are secured by a mortgage on the real property and disbursements are made based on the percentage of construction completed. At June 30, 2004, the Company had approximately $8.5 million (or 5.4% of its total loan portfolio) in construction loans.

COMMERCIAL LOANS

      At June 30, 2004, the Company had approximately $6.7 million (or 4.3% of its total loan portfolio) in commercial loans. The Company originates commercial loans in a conservative manner, based upon the creditworthiness of the borrower. Management also takes into consideration such factors as business conditions of the economy as a whole, local business conditions, required capital standards and the current level of risk found in the Company's commercial loan portfolio, when originating these loans.

CONSUMER LOANS

      At June 30, 2004, the Company had approximately $2.3 million (or 1.5% of its total loan portfolio) in consumer loans. Consumer loans generally are made for terms not to exceed ten years and typically are made for five years or less at fixed rates. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

HOME IMPROVEMENT LOANS

      At June 30, 2004, the Company had approximately $6.0 million (or 3.9% of its total loan portfolio) in home improvement loans. Home improvement loans generally are made for terms not to exceed 15 years and typically are made for 5 years or less at fixed or variable rates. Similar to consumer loans, demand for residential real estate secured home improvement loans continues to be strong due to certain provisions of the U.S. Tax Code which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

ORIGINATION AND SALE OF LOANS

      The Company originates residential real estate, commercial real estate, commercial and consumer loans. The Company may purchase loans or mortgage-backed securities during periods of slackened loan demand or increased competition in local markets. As of June 30, 2004, loans secured by collateral outside of Ohio represented less than 1% of total loans.

      The Company has in the past sold loans in the secondary mortgage market. The Company has sold primarily fixed-rate residential mortgage loans and, as of June 30, 2004, is servicing approximately $3,081,000 of such loans for the benefit of others.

      The following table shows total loan origination and advances, repayment and sale activity, during the periods indicated.

                                                            Year Ended June 30,
                                             ------------------------------------------------
                                                2004                   2003            2002
                                             ---------              ---------         -------
                                                                  (In thousands)
Loans originated:
     Mortgage loans                          $  32,788              $  31,400        $ 64,516
     Consumer loans                              6,768                  4,517           7,311
     Commercial loans                           16,530                  3,591           3,712
                                             ---------              ---------        --------
        Total loans originated                  56,086                 39,508          75,539
Loan principal repayments                      (66,517)               (82,288)        (71,057)
Other net items (1)                                557                  1,673            (249)
                                             ---------              ---------        --------
        Net loan increase/(decrease)         $  (9,874)             $ (41,107)       $  4,233
                                                                    =========        ========

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

      When an OTS-regulated institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an OTS-regulated institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. In addition to loans that have been classified, the Company has established a category of loans known as "special mention" loans. Such loans are closely supervised by management either because of payment history, deterioration of collateral or some other factor which has come to management's attention. These loans may be delinquent, but are not considered substandard under OTS regulations. At June 30, 2004, the Company had loans totaling $5,383,000 classified as "special mention."

      In connection with the filing of its periodic reports with the OTS, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2004, the Company had classified the following asset amounts:

                                        Substandard     Doubtful      Loss
                                        -----------     --------      ----
                                                     (In thousands)
Real estate loans:
  1-4 family loans                        $  441            $66        $ -
  Commercial                                 426
                                          ------            ---        ---
     Total real estate                       867             66          -
Consumer loans                                27              9          -
Commercial loans                             488
                                          ------            ---        ---
     Total classified loans                1,382             75          -
Real estate owned ("REO")                      -              -          -
Other assets
                                          ------            ---        ---
     Total classified assets              $1,382            $75        $ -
                                          ======            ===        ===

Management is not aware of any loans where possible credit problems of borrowers cause serious doubts as to the ability of such borrower to comply with the loan terms and where the Bank anticipates a loss, which are not otherwise included in the table, or narrative above.

      At June 30, non-performing assets in the Bank's portfolio for each of the years indicated were as follows:

                                     2004      2003         2002      2001       2000
                                    ------    ------       ------    ------     ------
                                                 (Dollars in thousands)
Non-accrual loans (1)               $  683    $  634       $  352    $  196     $   77
Accruing loans contractually
 past due 90 days or more              565     2,559          637       293        185
                                    ------    ------       ------    ------     ------
     Total                          $1,248    $3,193       $  989    $  489     $  262
                                    ======    ======       ======    ======     ======

Ratio of non-performing assets
 and accruing loans contractually
 past due 90 days or more to
 total assets                         0.65%     1.54%        0.45%     0.23%      0.13%
                                    ------    ------       ------    ------     ------

(1) Loans are placed in the non-accrual category when, in the judgment of management, the collection of interest due on the loan is no longer reasonably assured. The gross interest income that would have been recorded during the fiscal year ended June 30, 2004 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period was $57,000 and the amount of interest income on those loans that was included in net income for the same period was $25,000.

REAL ESTATE OWNED

      The Company had no REO property at June 30, 2004 compared to one property for a total of $192,000 at June 30, 2003.

                            ALLOWANCE FOR LOAN LOSSES

     The Company utilizes the reserve method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations as an allowance for loan losses, and recognized loan losses are charged to the allowance; likewise, recognized loan recoveries are credited to the allowance. On a quarterly basis, management evaluates the adequacy of the allowance taking into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality and current and prospective economic condition. At June 30, 2004, the Company's Loan Loss Allowance Reserve was $1,048,000.

The following table sets forth certain information on the changes in the Company's allowance for loan losses for the periods indicated. Also see Note 5 of Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

      Changes in the allowance for loan losses:

                                                                                 Year Ended June 30,
                                                         -------------------------------------------------------------------
                                                          2004            2003            2002           2001          2000
                                                         ------           -----           -----          -----         -----
(Dollars in thousands)
Beginning balance                                        $  862           $ 882           $ 843          $ 888         $ 880
Charge-offs
  Mortgage                                                 (142)            (96)            (25)            (4)           (8)
  Consumer                                                  (23)            (30)            (47)           (42)          (16)
  Commercial                                                  -             (63)            (39)            (5)            -
                                                         ------           -----           -----          -----         -----
    Total charge-offs                                      (165)           (189)           (111)           (51)          (24)
                                                         ------           -----           -----          -----         -----
Recoveries
  Mortgage                                                    1               0               0              0             0
  Consumer                                                   20              25               4              6             1
  Commercial                                                  -               4               8              0             1
                                                         ------           -----           -----          -----         -----
    Total recoveries                                         21              29              12              6             2
                                                         ------           -----           -----          -----         -----
    Net (charge-offs)                                      (144)           (160)            (99)           (45)          (22)
                                                         ------           -----           -----          -----         -----
Provision for loss                                          330             140             138              0            30
Ending balance                                           $1,048           $ 862           $ 882          $ 843         $ 888
                                                         ======           =====           =====          =====         =====
Ratio of net charge-offs during the period
to average loans outstanding during the period             0.09%           0.09%           0.05%          0.02%         0.01%

      The following table sets forth an analysis of the Company's allowance for loan losses allocated by type of loan:

                                                                 At June 30,
                 ------------------------------------------------------------------------------------------------------------------
                         2004                   2003                   2002                    2001                    2000
                         ----                   ----                   ----                    ----                    ----
                          Percent of             Percent of              Percent of              Percent of             Percent of
                           loans in               loans in                loans in                loans in               loans in
ALLOCATION                category to            category to            category to             category to             category to
Category         Amount   Total loans   Amount   Total loans   Amount   Total loans    Amount   Total loans    Amount   Total loans
--------         ------   -----------   ------   -----------   ------   -----------    ------   -----------    ------   -----------
Mortgage (1)     $  680       90.19%     $635       92.11%      $270       91.87%       $253       91.77%       $266       92.84%
Consumer             66        5.50        73        4.53        221        5.47         211        5.62         222        5.40
Commercial          302        4.31        72        3.36        191        2.66         179        2.61         175        1.76
Unallocated           -           -        82           -        200           -         200           -         225           -
                 ------      ------      ----      ------       ----      ------        ----      ------        ----      ------
Total            $1,048      100.00%     $862      100.00%      $882      100.00%       $843      100.00%       $888      100.00%
                 ======      ======      ====      ======       ====      ======        ====      ======        ====      ======

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

     The following table sets forth an analysis of the Company's investment portfolio at the dates indicated:

                                                                                     At June 30,
                                                      ------------------------------------------------------------------------------
                                                               2004                        2003                         2002
                                                               ----                        ----                         ----
                                                       Book       Percent of     Book           Percent of      Book      Percent of
                                                       Value         Total       Value             Total        Value        Total
                                                      -------     ----------    -------         ----------     -----      ----------
                                                                               (Dollars in Thousands)
Held to maturity (HTM) securities:
  U.S. Government obligations                         $   104         0.64%     $   100             0.57%      $  100         8.92%
  Municipal obligations                                   100         0.62          100             0.57          100         8.92
                                                      -------       ------      -------           ------       ------       ------
                                                          204         1.26          200             1.14          200        17.84
                                                      -------       ------      -------           ------       ------       ------

Mortgage-backed securities                                312         1.92          579             3.32          921        82.16
                                                      -------       ------      -------           ------       ------       ------
     Total HTM securities                                 516         3.18          779             4.46       $1,121       100.00%
                                                      -------       ------      -------           ------       ======       ======

Available for sale (AFS) securities:
  U.S. Government agencies                             11,397        70.17        6,312            36.14
  Other securities                                          -         0.00        8,548            48.95
                                                      -------       ------      -------           ------
                                                       11,397        70.17       14,860            85.09
Mortgage-backed securities                              4,329        26.65        1,827            10.46
                                                      -------       ------      -------           ------
     Total AFS securities                              15,726        96.82       16,687            95.54
                                                      -------       ------      -------           ------

      Total investment securities                     $16,242       100.00%     $17,466           100.00%
                                                      =======       ------      =======           ------

      The composition and maturities of the Company's investment securities and mortgage-backed securities at June 30, 2004 are indicated in the following table:

                                                          Book Value                         Total investment
                                                       maturing within                          securities
                                                       ---------------                          ----------
                                       Within one     >1 - 5       >5 - 10          >10     Book        Market
                                         Year          Years        Years          Years    Value        Value
                                       ----------     ------       -------         -----   -------      -------
U.S. Government obligations               $0           $3,961       $7,540              -  $11,501       $11,502
Municipal obligations                      -                -            -          $ 100      100           102
Mortgage-backed securities                 -                -            -              -    4,641         4,665
                                          --           ------       ------          -----  -------       -------
     Total investment securities          $0           $3,961       $7,540          $ 100  $16,242       $16,269
                                          ==           ======       ======          =====  =======       =======

Weighted average yield                     0%            3.88%        5.57%          6.38%
                                          ==           ======       ======          =====

                                    DEPOSITS

      The Company offers a number of different deposit accounts, including passbook, interest-bearing checking ("NOW" and "Super NOW"), money market deposit, and specialized money market accounts, such as the Company's Executive Fund account, Money Growth Fund and certificate accounts. The rates and minimum balances for NOW, Super NOW and money market deposit accounts ("MMDA") are set by the Company and are adjusted periodically to respond to market and competitive conditions. At June 30, 2004 the balance of core deposits (savings, money market and demand deposit accounts) totaled $84,295,000, or 73.8%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

      The Company's policy with respect to deposits is to attract deposits from local residents. The Company does not solicit deposits from areas outside its market area nor does it accept deposits from brokers. The Company believes that brokered deposits tend to be more volatile and hence provide a less stable deposit base. Out-of-state deposits are generally held by former residents who have elected to maintain a relationship with the Company. As of June 30, 2004, less than 1% of the Company's deposits are derived from out-of-state sources.

      The following table presents the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2004, and June 30, 2003:

                                                            June 30,
                                              ----------------------------------
                                                2004                      2003
                                              -------                   --------
                                                         (In thousands)
Maturity
Three months or less                          $   863                   $  1,337
Over 3 months to 6 months                         769                        865
Over 6 months to 12 months                      6,564                     10,738
Over twelve months                              1,035                      2,095
                                              -------                   --------

     Total                                    $ 9,231                   $ 15,035
                                              =======                   ========

      The following table contains information regarding deposit account activity including interest credited, for the periods shown:

                                                         For the Year Ended June 30,
                                                  2004          2003                 2002
                                                 -------       -------              -------
(Dollars in thousands)
Net increase (decrease) before interest          $(4,648)      $(5,044)             $ 9,652
Interest credited                                  1,242         2,227                2,396
                                                 -------       -------              -------
Deposit liabilities increase/(decrease)          $(3,406)      $(2,818)             $12,048
                                                 =======       =======              =======
Weighted average cost of deposits during
  the period                                        1.04%         1.95%                3.13%
Weighted average cost of deposits at
  end of period                                     1.15%         1.28%                2.42%

      The following table represents certificates of deposit and other time deposits classified by weighted average rate and maturity at June 30, 2004:

                      Less than 1
                         Year             1 - 2 Years       2 - 3 Years        Thereafter        Total
                      -----------         -----------       -----------        ----------       -------
(In Thousands)
1.00 to 3.99%           $19,242             $1,663            $2,002             $3,348         $26,255
4.00 to 6.99%             1,480                443             1,543                107           3,573
7.00 to 8.99%               100                  -                 -                  -             100
                        -------             ------            ------             ------         -------
     Total              $20,822             $2,106            $3,545             $3,455         $29,928
                        =======             ======            ======             ======         =======

                                   BORROWINGS

      The Company can obtain advances from the FHLB of Cincinnati secured by the FHLB stock owned by the Company, certain mortgage loans and other assets. FHLB advances are made under several programs, each of which has its own rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals and to expand lending. At June 30, 2004, the Company had advances of $53,295,000 outstanding from the FHLB of Cincinnati. See Note 8 of the Consolidated Financial Statements in the Annual Report for further detail.

      The following table presents the maximum amount of the Company's FHLB advances outstanding at June 30, 2004, 2003 and 2002, and the average aggregate balances of FHLB advances outstanding during the years ended June 30, 2004, 2003 and 2002:

                                                                       June 30,
                                                      2004               2003              2002
                                                     -------           --------          -------
                                                                   (In thousands)
Maximum amount of FHLB advances
outstanding during period                            $63,329            $74,174          $85,504

Average amount of FHLB advances
outstanding during period                             56,636             71,889           79,088

Amount of FHLB advances outstanding
at end of period                                     $53,295            $63,329          $74,174

Weighted average interest rate
during period based on  month-end balances              5.12%              5.11%            5.32%

Weighted Average interest rate at end of period         4.41%              5.33%            6.99%

                                    EMPLOYEES

      At June 30, 2004 the Company had a total of 47 full-time employees and 22 part-time employees, none of who were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2004, met the standards for the highest category, a "well-capitalized" institution.

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

      QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2004, the Bank qualified as a QTL.

      TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's lending limit capital (or 200% of lending limit capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 2004.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 2004.

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

FEDERAL RESERVE REQUIREMENTS

      FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2004, the Bank was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

      The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank was in compliance with this requirement with an investment in stock of the FHLB of $5,487,000 at June 30, 2004.

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

ITEM 2. PROPERTIES

      The Company conducts its business from six offices located in the Miami and Montgomery County area. The following table sets forth information regarding the Company's offices, all of which are owned by the Company through the Bank.

           Location                  Opened    Net Book Value    Square Footage
           --------                  ------    --------------    --------------
Main Office                           1988       $2,278,000          13,600
  635 South Market, Troy
Westside Office                       1978          202,000           4,400
  1580 West Main, Troy
Northside Office                      1982          157,000           1,320
  927 North Market, Troy
Trust Department                      1995          370,000           5,595
  14 Weston Road, Troy
Piqua Office                          1997          605,000           4,360
  126 High Street, Piqua
Clayton Office                        2000          794,000           2,200
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained on page 47 of the 2004 Annual Report to Shareholders (attached hereto as Exhibit 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information contained on page 3 of the 2004 Annual Report is incorporated herein by reference. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2004 Annual Report to Shareholders on pages 5 through 32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information contained under this caption pages 33 through 47 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained on pages 33 through 47 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information contained on pages 5 through 32 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained on pages 1 through 5 of the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information contained on pages 12 through 13 of the Proxy Statement for the Company's 2004 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information on pages 6 and 11 of the Proxy Statement for the Company's 2004 Annual Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding certain relationships and related transactions on page 17 of the Proxy Statement for the Company's 2004 Annual Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information contained on page 10 of the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      (1) Financial Statements. The following financial statements of the Registrant appear in the 2004 Annual Report, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

                  Independent Auditors' Report

                  Consolidated Balance Sheets at June 30, 2004, and 2003

                  Consolidated Statements of Income, years ended June 30, 2004, 2003, and 2002

                  Consolidated Statements of Stockholders' Equity, years ended June 30, 2004, 2003, and 2002

                  Consolidated Statements of Cash Flows, years ended June 30, 2004, 2003, and 2002

                  Notes to Consolidated Financial Statements

      (2)   Financial Statements Schedules - None

      (3) Exhibits - See Index to Exhibits filed with this Annual Report on Form 10-K

(b) The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004:

            Current Report on Form 8-K filed April 28, 2004, Item 5.

            Current Report on Form 8-K filed May 5, 2004, Item 5.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2004.

                                              PEOPLES OHIO FINANCIAL CORPORATION

Date: September 24, 2004

                                              By  /s/ Ronald B. Scott
                                                  ------------------------------
                                                  Ronald B. Scott
                                                  President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ronald B. Scott                                  Date: September 24, 2004
---------------------------------------
Ronald B. Scott, Director
  President, Chief Executive Officer

/s/ Rich J. Dutton                                   Date: September 24, 2004
---------------------------------------
Rich J. Dutton, Vice President
  Chief Financial Officer

/s/ Donald Cooper                                    Date: September 24, 2004
---------------------------------------
Donald Cooper, Director

/s/ Richard W. Klockner                              Date: September 24, 2004
---------------------------------------
Richard W. Klockner, Director

/s/ William J. McGraw, III                           Date: September 24, 2004
---------------------------------------
William J. McGraw, III, Director

/s/ Thomas E. Robinson                               Date: September 24, 2004
---------------------------------------
Thomas E. Robinson, Director

/s/ James S. Wilcox                                  Date: September 24, 2004
---------------------------------------
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

13            Annual Report to Shareholders for the year ended June 30, 2004

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