Form 10-Q
period 2004-09-30
PEOPLES OHIO FINANCIAL CORP
filed 2004-11-15
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period_____________________________________

                         Commission File Number 0-49619

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Ohio                                        31-1795575
-------------------------------                         ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

  635 South Market Street, Troy, Ohio                      45373
  -----------------------------------                    ----------
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

YES  [X]   NO  [ ]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER(AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES  [ ]   NO  [X]

As of NOVEMBER 8, 2004, there were 7,250,089 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

            Item 1.      Financial Statements

                         Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004.

                         Condensed Consolidated Statements of Income for the three months ended September 30, 2004 and 2003.

                         Condensed Consolidated Statement of
                         Shareholders' Equity for three months ended
                         September 30, 2004.

                         Condensed Consolidated Statements of Cash
                         Flows for the three months ended September
                         30, 2004 and 2003.

                         Notes to Condensed Consolidated Financial Statements.

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Item 3.      Quantitative and Qualitative Disclosures about Market
                         Risk.

            Item 4.      Controls and Procedures.

PART II. OTHER INFORMATION

            Item 1.      Legal Proceedings.

            Item 2.      Unregistered Sales of Equity Securities and Use of
                         Proceeds.

            Item 3.      Defaults upon Senior Securities.

            Item 4.      Submission of Matters to a Vote of Security Holders.

            Item 5.      Other Information.

            Item 6.      Exhibits.

SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30           JUNE 30
                                                                                  2004                 2004
                                                                               (UNAUDITED)
                                                                            -----------------    ------------------
                    ASSETS
Cash and cash equivalents                                                   $       7,979,773    $       10,875,107
Held-to -maturity securities (fair value $545,000 and $543,000)                       514,367               516,429
Available-for-sale securities                                                      15,313,277            15,725,636
Loans, net  of allowance for loan losses of $1,046,394 and $1,047,887             156,094,244           150,734,679
Premises and equipment                                                              4,305,862             4,399,413
Federal Home Loan Bank stock                                                        5,545,600             5,487,000
Interest receivable                                                                   891,954               730,940
Bank-owned life insurance                                                           4,242,054             4,196,239
Other assets                                                                          525,476               530,095
                                                                            -----------------    ------------------
                                               Total assets                 $     195,412,607    $      193,195,538
                                                                            =================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                                  $     109,159,977    $      114,223,395
  Federal Home Loan Bank (FHLB) advances                                           59,825,540            53,295,390
  Interest payable                                                                     59,353                63,091
  Other liabilities                                                                 1,816,776               756,830
                                                                            -----------------    ------------------
                                               Total liabilities                  170,861,646           168,338,706
                                                                            -----------------    ------------------
Commitments and Contingent Liabilities                                                      -                     -
Equity from ESOP Shares                                                               470,480               465,999
                                                                            -----------------    ------------------
Shareholders' equity:
  Preferred stock, no par value, 1,000,000  shares
    authorized; none issued or outstanding                                                  -                     -
  Common stock, no par value, 15,000,000 shares
    authorized; 7,583,652 and  7,583,652 shares issued less
    ESOP shares of 112,019 and 112,019                                              7,471,633             7,471,633
  Additional paid-in capital                                                           24,424                24,424
  Treasury stock, at cost, 333,563 and 287,424 shares                              (1,395,218)           (1,200,907)
  Unrealized Gain on Available-for-Sale Securities                                     17,804                 1,474
  Retained earnings                                                                17,961,838            18,094,209
                                                                            -----------------    ------------------
                                       Total shareholders' equity                  24,080,481            24,390,833
                                                                            -----------------    ------------------
                                                                            $     195,412,607    $      193,195,538
                                                                            =================    ==================

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                         THREE MONTHS ENDED
                                                                                               30-SEP
                                                                                       2004            2003
                                                                                    (UNAUDITED)     (UNAUDITED)
                                                                                  ---------------  -------------
INTEREST INCOME
   Interest and fees on loans                                                     $     2,480,863  $   2,723,021
   Interest on mortgage-backed securities and other securities                            152,728        114,758
   Other interest and dividend income                                                      74,084         73,527
                                                                                  ---------------  -------------
                                       Total interest income                            2,707,675      2,911,306
                                                                                  ---------------  -------------
INTEREST EXPENSE
   Deposits                                                                               286,488        350,579
   Borrowings                                                                             702,986        787,779
                                                                                  ---------------  -------------
                                       Total interest expense                             989,474      1,138,358
                                                                                  ---------------  -------------

                                       Net interest income                              1,718,201      1,772,948
PROVISION FOR LOAN LOSSES                                                                  30,000         30,000
                                                                                  ---------------  -------------
                                       Net interest income after
                                       provision for loan losses                        1,688,201      1,742,948
                                                                                  ---------------  -------------
OTHER INCOME
   Service charges on deposit accounts and other                                           76,501        278,287
  Overdraft / NSF fees                                                                    232,264
   Fiduciary activities                                                                   132,600        150,090
   Increase in cash value of bank owned life insurance                                     49,024         44,112
   Other income                                                                            52,444         51,176
                                                                                  ---------------  -------------
                                       Total other income                                 542,833        523,665
                                                                                  ---------------  -------------
OTHER EXPENSES
   Salaries and employee benefits                                                         720,258        728,438
   Net occupancy expenses                                                                 109,212        119,696
   Equipment expenses                                                                      34,492         38,156
   Professional Services                                                                   74,408         29,326
   Advertising                                                                             34,026         26,914
   Data processing fees                                                                   183,769        146,945
   State of Ohio franchise taxes                                                           75,000         66,165
   Other expenses                                                                         378,494        354,692
                                                                                  ---------------  -------------
                                       Total other expenses                             1,609,659      1,510,332
                                                                                  ---------------  -------------
      INCOME BEFORE FEDERAL INCOME TAX                                                    621,375        756,281
FEDERAL INCOME TAX EXPENSE                                                                199,661        242,616
                                                                                  ---------------  -------------

NET INCOME                                                                        $       421,714  $     513,665
                                                                                  ===============  =============
PER SHARES DATA:

  BASIC EARNINGS PER SHARE                                                        $          0.06  $        0.07

  DILUTED EARNINGS PER SHARE                                                      $          0.06  $        0.07

  DIVIDENDS PER SHARE                                                             $         0.065  $       0.060

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                                 2004                   2003
                                                                                              (UNAUDITED)            (UNAUDITED)
                                                                                              ------------           ------------
OPERATING ACTIVITIES
     Net income                                                                               $    421,714           $    513,665
     Adjustments to reconcile net income
        to net cash provided by operating activities
       Provision for loan losses                                                                    30,000                 30,000
       Depreciation and amortization                                                                96,903                 95,773
       Investment securities amortization (accretion), net                                          (6,389)               216,245
       Federal Home Loan Bank stock dividends                                                      (58,600)               (53,100)
       Net change in other assets/ other liabilities                                               870,329              2,457,998
                                                                                              ------------           ------------
                                         Net cash provided by operating activites                1,353,957              3,260,581
                                                                                              ------------           ------------
INVESTING ACTIVITIES
     Net change in loans                                                                        (5,389,565)             9,916,153
     Proceeds from maturities of securities held to maturity                                         2,062                 81,886
     Proceeds from maturities of securities available for sale                                     418,748                190,000
     Purchases of securities- available for sale                                                         0             (6,000,000)
     Purchase of Bank Owned Life Insurance                                                               0             (4,049,642)
     Purchases of premises and equipment                                                            (3,352)               (27,781)
                                                                                              ------------           ------------
                                     Net cash provided (used) by investing activities           (4,972,107)               110,616
                                                                                              ------------           ------------
FINANCING ACTIVITIES
     Net change in
       Interest-bearing demand and savings deposits                                             (4,606,152)             9,295,886
       Certificates of deposit                                                                    (457,266)            (1,583,023)
     Proceeds from FHLB advances                                                                15,732,000                      0
     Repayment of FHLB advances                                                                 (9,201,850)           (11,224,805)
     Cash dividends                                                                               (471,624)              (442,645)
     Proceeds from exercise of stock options                                                      (370,020)                39,037
     Purchase/Reissuance of treasury stock                                                          97,728               (285,348)
                                                                                              ------------           ------------
                                     Net cash provided (used) by financing activities              722,816             (4,200,898)
                                                                                              ------------           ------------
Net Change in Cash and Cash Equivalents                                                         (2,895,334)              (829,701)

Cash and cash equivalents, Beginning of Period                                                  10,875,107             15,835,436
                                                                                              ------------           ------------
Cash and cash equivalents, End of Period                                                      $  7,979,773           $ 15,005,735
                                                                                              ============           ============

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                            Additional                          Unrealized Gain      Total
                                                 Common       paid-in    Retained     Treasury     on AFS         shareholders'
                                                 stock        capital    earnings      Stock      Securities         equity
                                                ----------  ---------  -----------  ----------- ----------------  ------------
BALANCE AT JUNE 30, 2004                        $7,471,633    $24,424  $18,094,209  ($1,200,907)   $ 1,474        $24,390,833
Net income                                               -          -      421,714                                    421,714
Cash dividends declared
   on common stock ($.065 per share)                                -     (471,624)                                   471,624)
Exercise of stock options                                                  (77,981)     175,709                        97,728
Purchase of treasury stock, net
                                                                    -                  (370,020)                     (370,020)
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                                16,330             16,330
Net change in equity from ESOP
   shares                                                -                  (4,480)                                    (4,480)
                                                ----------    -------  -----------  -----------    -------        -----------
BALANCE AT SEPT 30, 2004                        $7,471,633    $24,424  $17,961,838  ($1,395,218)   $17,804        $24,080,481
                                                ==========    =======  ===========  ===========    =======        ===========

See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and June 30, 2004, the results of operations and the cash flows for the three-month periods ended September 30, 2004 and 2003.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of the Peoples Ohio Financial Corporation (the "Company") as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and Peoples Savings Bank of Troy (the "Bank"). Certain information and footnote disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders.

(2)   Earnings Per Share

The following table is for the three-month period ending September 30, 2004 and 2003 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share ("EPS") as well as the dilutive effect of stock options.

                                                               Three Months Ended
                                                                   September 30,
                                                         --------------------------------
                                                            2004                  2003
                                                         ---------              ---------
Weighted average number of common shares
   outstanding (basic EPS)                               7,273,138              7,400,942
Dilutive effect of stock options                           146,967                215,489
                                                         ---------              ---------
Weighted average number of common shares
  and equivalents outstanding (diluted EPS)              7,420,105              7,616,431
                                                         =========              =========

Options to purchase 135,370 shares of common stock with exercise prices ranging from $6.81 to $8.13 per share were outstanding at September 30, 2004, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

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

                                                           THREE MONTHS ENDED
                 SEPTEMBER 30,                         ---------------------------
 (amounts in thousands except per share data)           2004                 2003
 --------------------------------------------          ------               ------
Net income, as reported                                $  422               $  513
Less:  Total stock-based employee
   compensation cost determined under the
   fair value based method, net of income
   taxes                                                  (11)                  (5)
                                                       ------               ------
Pro forma net income                                   $  411               $  508
                                                       ======               ======
Earnings per share:
    Basic - as reported                                   0.6                  0.7
    Basic - pro forma                                     0.6                  0.7
    Diluted - as reported                                 0.6                  0.7
    Diluted - pro forma                                   0.6                  0.7

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices followed within the thrift industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Management believes the allowance for loan loss policy is a critical accounting policy requiring significant estimates and assumptions in the preparation of the consolidated financial statements. The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Other accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders, and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined

FINANCIAL CONDITION

Total consolidated assets of the Company at September 30, 2004 were $195,413,000, compared to $193,196,000 at June 30, 2004, a increase of
$2,217,000 or 1.1%.

CASH AND CASH EQUIVALENTS declined $2,895,000, from $10,875,000 at June 30, 2004 to $7,980,000 at September 30, 2004. Management uses its short - term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.

NET LOANS increased $5.4 million or 3.6 %, from $150,735,000 at June 30, 2004, to $156,094,000 at September 30, 2004. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                        BALANCE         BALANCE
                                                      SEPTEMBER 30,     JUNE 30,
                                                         2004            2004         CHANGE        CHANGE
                                                        (000'S)         (000'S)        ($'S)         (%)
                                                      -------------    ---------    ---------     ----------
Residential single-family mortgages                   $     107,356    $ 104,471    $   2,885            2.8%
Other residential and commercial mortgages                   28,269       27,582          687            2.5
                                                      -------------    ---------    ---------     ----------
               Total mortgage loans                         135,625      132,053        3,572            2.7
Construction                                                  9,839        8,473        1,366           16.1
Commercial business                                           6,199        6,714         (515)          (7.7)
Consumer                                                      1,752        2,282         (530)         (23.2)
Home improvement                                              7,085        6,016        1,069           17.8
Deposit and other                                               229          264          (35)         (13.3)
                                                      -------------    ---------    ---------     ----------
               Gross loans                                  160,729      155,802        4,927            3.2
Deferred loan fees                                             (152)        (177)          25           14.1
Undisbursed portion of loans                                 (3,435)      (3,842)         407           10.6
Allowance for loan losses                                    (1,048)      (1,048)           -              -
                                                      -------------    ---------    ---------     ----------
               Total loans, net                       $     156,094    $ 150,735    $   5,359            3.6%
                                                      =============    =========    =========     ==========

THE ALLOWANCE FOR LOAN LOSSES was unchanged at $1,048,000 at both September 30, 2004 and June 30, 2004. This was the result of a provision for loan losses of $30,000 during the quarter ended September 30, 2004 and net charge-offs of $31,000. The ratio of the Company's allowance for loan losses to gross loans was 0.65% and 0.67% at September 30, 2004 and June 30, 2004, respectively. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at September 30, 2004 and June 30, 2004.

                                        September 30,              June 30,
                                            2004                     2004
                                        -----------              -----------
Past due 90+ and still accruing         $   757,000              $   610,000
Non-accrual                                 618,000                  683,000
                                        -----------              -----------
Total non-performing loans              $ 1,375,000              $ 1,248,000
                                        ===========              ===========

Non-performing loans, increased slightly from $1,248,000 at June 30, 2004, to $1,375,000 at September 30, 2004. Loans past-due 90 days or more and still accruing increased from $610,000 at June 30, 2004 to $757,000 at September 30, 2004. This increase was primarily attributable to a decline in the status of eight loans, one commercial ($13,000) and seven first mortgages on single-family residences ($256,000), and partially offset by improvement in four loans. Three of those loans were paid-off during the quarter, one commercial loan totaling $37,000, and two first mortgage loans totaling $125,000. In addition, one first mortgage loan totaling $38,000 was brought current during the quarter.

Non-accrual loans decreased from $683,000 at June 30, 2004 to $618,000 at September 30, 2004. This decline in non-accrual loans was attributable to the sale and subsequent removal of one first mortgage loan from non-accrual status during the quarter. Management continues to work closely with these borrowers to bring these loans current.

The ratio of the Company's allowance for loan losses to non-performing loans was 76.2% and 84.0% at September 30, 2004 and June 30, 2004, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.

DEPOSITS decreased $5,063,000, or 4.4%, from $114,223,000 at June 30, 2004 to
$109,160,000 at September 30, 2004. The following table illustrates changes in the various types of deposits for each period presented.

                                              BALANCE          BALANCE
                                            SEPTEMBER 30,      JUNE 30,
                                                2004             2004          CHANGE        CHANGE
                                              (000'S)          (000'S)          ($'S)          (%)
                                            ------------      ---------        ------        -------
Noninterest bearing accounts                 $   14,562       $  12,672        $ 1,890         14.9%

NOW accounts                                     17,117          19,964         (2,847)       (14.3)
Super NOW accounts                                1,917           1,463            454         31.0
Passbook accounts                                23,464          23,850           (386)        (1.6)
Money market accounts                            22,629          26,346         (3,717)       (14.1)
Certificates of deposit                          29,471          29,928           (457)        (1.5)
                                             ----------       ---------       --------
                           Total deposits    $  109,160       $ 114,223       ($ 5,063)        (4.4)
                                             ==========       =========       ========

The increase in noninterest bearing and super NOW accounts was primarily attributable to the opening of new accounts. The decline in NOW and money market accounts was attributable solely to lower balances being maintained in these accounts at September 30, 2004 as compared to June 30, 2004. Management noted that the total number of NOW accounts approximated 2,800 and the total number of money market accounts approximated 600 for both periods.

TOTAL STOCKHOLDERS' EQUITY declined $311,000 or 1.3.%, from $24,391,000 at June 30, 2004, to $24,080,000 at September 30, 2004. The decrease was the result of $472,000 in dividends paid to the Company's stockholders, $272,000, net of options exercised, related to the repurchase of stock, and $4,000 related to the net change in equity related to the Company's ESOP during the quarter ended September 30, 2004, offset by $422,000 in net earnings and a $16,000 increase in the unrealized gain on securities available for sale during the quarter ended September 30, 2004. During July 2004, the Company's Board of Directors authorized the repurchase of up 365,000 shares of the Company's common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS -- COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company reported earnings of $422,000 for the three months ended September 30, 2004, a decline of $92,000, or 17.9%, from the $514,000 reported for the same period in 2003. Basic and diluted earnings per share both declined $0.01 or 14.3% from $0.07 for the three months ended September 30, 2003 to $0.06 for the three months ended September 30, 2004. The Company's return on average assets was 0.87% for the three months ended September 30, 2004 compared to 1.00% for the same period in 2003. Return on average equity was 6.96% for the three months ended September 30, 2004, compared to 8.48% for the same period in 2003.

Earnings declined as a result of a decline in net interest income of $55,000, or 3.1%, from $1,773,000 reported for the three months ended September 30, 2003 to $1,718,000 for three months ended September 30, 2004. This decrease was partially offset by an increase in noninterest income of $19,000 or 3.6%, from $524,000 reported for three months ended September 30, 2003 to $543,000 three months ended September, 2004.

NET INTEREST INCOME was $1,718,000 for the three months ended September 30, 2004, $55,000, or 3.1%, less than the $1,773,000 reported for three months ended September 30, 2003. Total interest income was $2,708,000 for the quarter ended September 30, 2004, a decline of $203,000, or 7.0% from the $2,911,000 reported during the quarter ended September 30, 2003. The decline in interest income was partially offset by a $148,000 decline in interest expense from $1,138,000 for the three months ended September 30 2003, to $990,000 for the three months ended September 30, 2004.

The decrease in total interest income was primarily attributable to a 50 basis-point decline in the average yield on the Company's loan portfolio from 6.96% during the quarter ended September 30, 2003 to 6.46 % during the quarter ended September 30, 2004. To a much lesser extent, the decline in total interest income was also attributable to slight a decline in average loans outstanding from $154,415,000 during the quarter ended September 30, 2003 to $153,569,000 during the quarter ended September 30, 2004.

Interest expense was $990,000 for the three months ended September 30, 2004, $148,000 or 13.0%, lower than the $1,138,000 recorded for the three months ended September 30 2003, as interest expense paid on certificates of deposit and Federal Home Loan Bank ("FHLB") advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $169,000, $83,000 or 32.9% lower than the $252,000 recorded in three months ended September 30, 2003. The average balance of certificates of deposit declined by $9,412,000, from $39,284,000 for the three months ended September 30, 2003, to $29,872,000 for three months ended September 30, 2004. In addition, the average rate paid on those certificates of deposit decreased by 31 basis points, from 2.55% during the three months ended September 30, 2003, to 2.24% during the three months ended September 30, 2004. Interest expense on FHLB advances was $703,000, $85,000 or 10.8 % lower than the $788,000 recorded in the three months ended September 30, 2003. The average balance of FHLB advances declined by $1,816,000, from $57,316,000 for the three months ended September 30, 2003 to $55,500,000 for the three months ended September 30, 2004. In addition, the average interest rate paid on those FHLB advances decreased 42 basis points, from 5.45% during the three months ended September 30, 2003, to 5.03% during the same period in 2004.

THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended September 30, 2004 compared to $30,000 for the same period in 2003. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for three months ended September 2004 were $31,000 compared to $35,000 during the same period in 2003. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.

NONINTEREST INCOME was $543,000 for three months ended September 30, 2004, $19,000 or 3.6% higher than the $524,000 reported for the three months ended September 30, 2003. The increase was primarily attributable to a $31,000 increase in service charges earned on deposit accounts and a $5,000 increase in the cash surrender value of life insurance. These increases were somewhat offset by a $17,000 decline in income generated from fiduciary activities (trust services).

NONINTEREST EXPENSE was $1,610,000 for three months ended September 30, 2004, $100,000 or 6.6% higher than the $1,510,000 reported for the three months ended September 30, 2003. The slight increase was attributable to slight increases in several expense accounts.

TOTAL INCOME TAX EXPENSE was $199,000 (an effective tax rate of 32.0%) for the three months ended September 30, 2004, compared to $243,000 (an effective tax rate of 32.1%) during the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 17.16 % and 21.55% on September 30, 2004 and 2003, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At September 30, 2004, the Bank had outstanding commitments to fund existing construction loans of $3,737,000, originate loans of $8,196,000, open-end consumer lines of credit of $7,976,000, unused commercial lines of credit of $5,438,000 and standby letters of credit of $2,969,000. As of September 30, 2004, certificates of deposit scheduled to mature in one year or less totaled $20,155,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $ 22,224,000 or 11.52 % of adjusted total assets, and risk-based capital at $ 23,270,000 or 18.45 % of risk-weighted assets. The required minimum ratios 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At September 30, 2004, the Bank's cash and cash equivalents totaled $7,980,000. The Company's and Bank's future short - term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company's liquidity, capital resources or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's market risk since June 30, 2004, except as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2, above. For information regarding the Company's Market Risk, refer to the Company's Form 10-K for the year ending June 30, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

            In July 2004, the Company's Board of Directors approved a share repurchase authorization of up to 365,000 shares. In the quarter ended September 30, 2004, the Company made the following repurchases of common stock:

                                                                                   TOTAL            MAXIMUM
                                                                                  NUMBER           NUMBER OF
                                                                                  OF SHARES       SHARES THAT
                                                    TOTAL                       PURCHASED AS        MAY BE
                                                   NUMBER                         PART OF          PURCHASED
                                                     OF             AVERAGE       PUBLICLY         UNDER THE
                                                   SHARES         PRICE PAID      ANNOUNCED        PLANS OR
               PERIOD                            PURCHASED        PER SHARE        PLANS           PROGRAMS
               ------                            ---------        ---------     ------------      -----------
July 1-31, 2004.......................                 0             N/A                 0          365,000
August 1-31, 2004.....................            62,000           $4.19            62,000          303,000
September 1-30, 2004..................            26,000           $4.24            88,000          215,000

There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting was held on October 26, 2004 at Edison Junior College in Piqua, Ohio at 3:00 p.m. Proxies were solicited from shareholders pursuant to Regulation 14A of the Exchange Act. The meeting included the following matters voted upon by shareholders:

            1. The election of William J. McGraw, III, Ronald B. Scott and James S. Wilcox to two-year terms on the Company's Board of Directors. The vote was 5,235,836 in favor and 333,762 withheld for William J. McGraw, III, 5,286,204 in favor and 283,394 withheld for Ronald B. Scott and 5,435,278 in favor and 134,320 withheld for James S. Wilcox. Incumbent Directors who were not nominees for election at the meeting are: Donald Cooper, Thomas E. Robinson and Richard W. Klockner.

            2. The ratification of BKD, LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 2005. The vote was 5,424,602 in favor and 117,588 against, with 27,408 abstaining.

ITEM 5. OTHER INFORMATION

            Not Applicable

ITEM 6. EXHIBITS

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

            31.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Ronald B. Scott, Chief Executive Officer and Richard J. Dutton, Chief Financial Officer, perusuent to
                  Section 906 of The Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K

            1. On August 11, 2004, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated August 11, 2004, relating to the Company's earnings for fiscal year 2004.

            2. On September 13, 2004, the Company filed a Current Report on Form 8-K reporting information under Item 5, incorporating a press release dated September 13, 2004, relating to the approval of a semi-annual dividend.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PEOPLES OHIO FINANCIAL CORPORATION

Dated: November 12, 2004         By /s/ Ronald B. Scott
                                    -------------------------------------------
                                         Ronald B. Scott
                                         President, Chief Executive Officer

                                 By /s/ Richard J. Dutton
                                    -------------------------------------------
                                         Richard J. Dutton
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

3.2            Peoples Ohio Financial Corporation Amended and Restated Code of
               Regulations (Incorporated by reference to the Form 8-A, Exhibit
               2(b))

31.1 Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32             Certification of Ronald B. Scott, Chief Executive Officer, and
               Richard J. Dutton, Chief Financial Officer, perusuent to Section
               302 of The Sarbanes-Oxley Act of 2002