Form 10-Q
period 2004-12-31
PEOPLES OHIO FINANCIAL CORP
filed 2005-02-15
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

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


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILLED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES        X                   NO
    -----------------            -------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                            NO         X
    -----------------            -------------------

As of FEBRUARY 14, 2005, there were 7,267,289 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004.

                           Condensed Consolidated Statements of Income for the three and six months ended December 31, 2004 and 2003.

                           Condensed Consolidated Statement of Shareholders' Equity for the six months ended December 31, 2004.

                           Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003.

                           Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.           Quantitative and Qualitative Disclosures about Market
                           Risk.

         Item 4.           Controls and Procedures.

PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings.

         Item 2.           Unregistered Sales of Equity in Securities and Use of
                           Proceeds.

         Item 3.           Defaults upon Senior Securities.

         Item 4.           Submission of Matters to a Vote of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits.

SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1. FINANCIAL STATEMENTS


                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31           JUNE 30
                                                                               2004                 2004
 ASSETS                                                                     (UNAUDITED)
                                                                          ---------------      ---------------
 Cash and cash equivalents                                                $     6,242,471      $    10,875,107
 Held-to -maturity securities (fair value $538,000 and $543,000)                  512,013              516,429
 Available-for-sale securities                                                  4,959,638           15,725,636
 Loans, net  of allowance for loan losses of $837,886 and $1,047,887          161,606,371          150,734,679
 Premises and equipment                                                         4,212,419            4,399,413
 Federal Home Loan Bank stock                                                   5,604,800            5,487,000
 Interest receivable                                                              739,161              730,940
 Bank-owned life insurance                                                      4,281,374            4,196,239
 Other assets                                                                     401,827              530,095
                                                                          ---------------      ---------------
                                                  Total assets            $   188,560,074      $   193,195,538

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
   Deposits                                                               $   109,237,326      $   114,223,395
   Federal Home Loan Bank (FHLB) advances                                      52,621,108           53,295,390
   Interest payable                                                                81,708               63,091
   Other liabilities                                                            1,678,211              756,830
                                                                          ---------------      ---------------
                                                  Total liabilities           163,618,353          168,338,706
                                                                          ---------------      ---------------
 Commitments and Contingent Liabilities                                                --                   --

 Equity from ESOP Shares                                                          457,038              465,999

 Shareholders' equity:

   Preferred stock, no par value, 1,000,000  shares
     authorized; none issued or outstanding                                            --                   --
   Common stock, no par value, 15,000,000 shares
     authorized; 7,583,652 and  7,583,652 shares issued less
     ESOP shares of 112,019 and 112,019                                         7,471,633            7,471,633
   Additional paid-in capital                                                      47,311               24,424

   Treasury stock, at cost, 316,363 and 287,424 shares                         (1,323,350)          (1,200,907)
   Unrealized Gain on Available-for-Sale Securities                                (3,014)               1,474
   Retained earnings                                                           18,292,103           18,094,209
                                                                          ---------------      ---------------
                                           Total shareholders' equity          24,484,683           24,390,833
                                                                          ---------------      ---------------
                                                                          $   188,560,074      $   193,195,538

See notes to condensed consolidated financial statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    31-DEC                       31-DEC
                                                                             2004          2003            2004           2003
                                                                          ----------     ----------     ----------     ----------
INTEREST INCOME
Interest and fees on loans                                                $2,576,024     $2,541,067      5,056,887     $5,264,088
Interest on mortgage-backed securities and other securities                   96,305        150,410        249,033        265,168
Other interest and dividend income                                            82,923         68,708        157,007        142,235
                                                                          ----------     ----------     ----------     ----------
                                            Total interest income          2,755,252      2,760,185      5,462,927      5,671,491
                                                                          ----------     ----------     ----------     ----------
INTEREST EXPENSE
Deposits                                                                     280,049        327,540        566,537        678,119
Borrowings                                                                   707,884        715,453      1,410,870      1,503,232
                                                                          ----------     ----------     ----------     ----------
                                            Total interest expense           987,933      1,042,993      1,977,407      2,181,351
                                                                          ----------     ----------     ----------     ----------

                                            Net interest income            1,767,319      1,717,192      3,485,520      3,490,140
PROVISION FOR LOAN LOSSES                                                     30,000         30,000         60,000         60,000
                                                                          ----------     ----------     ----------     ----------
                                            Net interest income after
                                            provision for loan losses      1,737,319      1,687,192      3,425,520      3,430,140
                                                                          ----------     ----------     ----------     ----------
OTHER INCOME
Service charges on deposit accounts and other                                299,560        291,239        608,325        569,526
Fiduciary activities                                                          97,959        133,144        230,559        283,234
Increase in cash value of bank owned life insurance                           43,512         50,956         92,536         95,068
Other income                                                                  52,992         49,305        105,436        100,481
                                                                          ----------     ----------     ----------     ----------
                                            Total other income               494,023        524,644      1,036,856      1,048,309
                                                                          ----------     ----------     ----------     ----------
OTHER EXPENSES
Salaries and employee benefits                                               696,914        756,395      1,417,172      1,484,833
Net occupancy expenses                                                       105,484        109,805        214,696        229,501
Equipment expenses                                                            34,963         37,036         69,455         75,192
Professional Services                                                         97,082         43,345        171,490         72,671
Advertising                                                                   37,388         56,809         71,414         83,723
Data processing fees                                                         163,677        141,302        347,446        288,247
State of Ohio franchise taxes                                                 75,000         66,165        150,000        132,330
Other expenses                                                               360,926        412,115        739,420        766,807
                                                                          ----------     ----------     ----------     ----------
                                            Total other expenses           1,571,434      1,622,972      3,181,093      3,133,304
                                                                          ----------     ----------     ----------     ----------
INCOME BEFORE FEDERAL INCOME TAX                                             659,908        588,864      1,281,283      1,345,145
FEDERAL INCOME TAX EXPENSE                                                   219,245        198,228        418,906        440,844
                                                                          ----------     ----------     ----------     ----------
NET INCOME                                                                $  440,663     $  390,637        862,377     $  904,301
                                                                          ----------     ----------     ----------     ----------

PER SHARES DATA:

BASIC EARNINGS PER SHARE                                                  $     0.06     $     0.05     $     0.12     $     0.12
DILUTED EARNINGS PER SHARE                                                $     0.06     $     0.05     $     0.12     $     0.12
DIVIDENDS PER SHARE                                                                                     $    0.065     $    0.060


See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                                             2004              2003
                                                                                         ------------      ------------
OPERATING ACTIVITIES
             Net income                                                                  $    862,377      $    904,301
             Adjustments to reconcile net income
                to net cash provided by operating activities
               Provision for loan losses                                                       60,000            60,000
               Depreciation and amortization                                                  190,356           190,280
               Investment securities accretion, net                                           (24,180)          (47,018)
               Federal Home Loan Bank stock dividends                                        (117,800)         (106,700)
               Net change in other assets/ other liabilities                                1,048,470         2,379,834
                                                                                         ------------      ------------
                                            Net cash provided by operating activites        2,019,223         3,380,697
                                                                                         ------------      ------------
INVESTING ACTIVITIES
             Net change in loans                                                          (10,931,692)        9,363,221
             Proceeds from maturities of securities held to maturity                            4,416           175,058
             Proceeds from maturities of securities available for sale                     10,735,018         8,770,296
             Purchases of securities- available for sale                                            0       (11,500,000)
             Purchase of Bank Owned Life Insurance                                                  0        (4,098,115)
             Purchases of premises and equipment                                               (3,362)          (31,055)
                                                                                         ------------      ------------
                            Net cash provided by  (used in) investing activities             (195,620)        2,679,405
                                                                                         ------------      ------------
FINANCING ACTIVITIES
             Net change in
               Interest-bearing demand and savings deposits                                (4,676,097)        1,305,817
               Certificates of deposit                                                       (309,972)       (3,846,929)
             Proceeds from FHLB advances                                                   21,732,000         5,000,000
             Repayment of FHLB advances                                                   (22,406,282)      (17,452,439)
             Cash dividends                                                                  (471,624)         (442,645)
             Proceeds from exercise of stock options                                          177,888           206,650
             Purchase/Reissuance of treasury stock                                           (502,152)         (530,321)
                                                                                         ------------      ------------
                                           Net cash used in financing activities           (6,456,239)      (15,759,867)
                                                                                         ------------      ------------

Net Change in Cash and Cash Equivalents                                                    (4,632,636)       (9,699,765)

Cash and cash equivalents, Beginning of Period                                             10,875,107        15,835,436
                                                                                         ------------      ------------
Cash and cash equivalents, End of Period                                                 $  6,242,471      $  6,135,671


See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                                                    Unrealized
                                                      Additional                                       Gain             Total
                                         Common        paid-in         Retained       Treasury        on AFS         shareholders'
                                         stock         capital         earnings        Stock         Securities         equity
                                      ------------   ------------    ------------   ------------    ------------     ------------
BALANCE AT JUNE 30, 2004              $  7,471,633   $     24,424    $ 18,094,209   $ (1,200,907)   $      1,474     $ 24,390,833
Net income                                      --             --         862,377                                         862,377
Cash dividends declared
   on common stock ($.065 per share)                           --        (471,624)                                       (471,624)
Exercise of stock options                                                (201,821)       379,709                          177,888
Tax benefit from exercise of stock                                                                                              0
    options                                     --         22,887                                                          22,887
Purchase of treasury stock, net                                --                       (502,152)                        (502,152)
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                                      (4,488)          (4,488)
Net change in equity from ESOP
   shares                                       --                          8,962                                           8,962
                                      ------------   ------------    ------------   ------------    ------------     ------------
BALANCE AT DEC 31, 2004               $  7,471,633   $     47,311    $ 18,292,103   $ (1,323,350)   $     (3,014)    $ 24,484,683
                                      ============   ============    ============   ============    ============     ============



See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


(1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of December 31, 2004 and June 30, 2004, the results of operations and the cash flows for the three and six-month periods ended December 31, 2004 and 2003.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six-month periods ended December 31, 2004, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of Peoples Ohio Financial Corporation (the "Company") as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

(2)      Earnings Per Share

The following table is for the three and six-month period ending December 31, 2004 and 2003 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share ("EPS") as well as the dilutive effect of stock options.


                                                              Three months ended               Six months ended
                                                                  December 31,                     December 31,
                                                         -----------------------------     -----------------------------
                                                             2004             2003             2004             2003
                                                         ------------     ------------     ------------     ------------
Weighted average number of common shares outstanding
(basic EPS)                                                 7,273,859        7,394,349        7,273,498        7,394,711

Dilutive effect of stock options                              111,880          187,911          129,424          201,700
                                                         ------------     ------------     ------------     ------------

Weighted average number of common shares  and
equivalents outstanding (diluted EPS)                       7,385,739        7,582,260        7,402,922        7,596,411
                                                         ============     ============     ============     ============

Options to purchase 193,870 shares of common stock with exercise prices ranging from $4.20 to $8.13 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

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

                                                     Three months ended               Six months ended
                                                        December 31,                     December 31,
                                                ----------------------------      ----------------------------
(in 000's)                                         2004             2003             2004             2003
-------------------------------------------     -----------      -----------      -----------      -----------
Net income, as reported                         $       441      $       390      $       862      $       904
Less:
Total stock-based employee
compensation cost determined under the fair
value based method, net of income taxes                 (13)             (10)             (24)             (15)
                                                -----------      -----------      -----------      -----------
Pro forma net income                            $       428      $       380      $       838      $       889
                                                ===========      ===========      ===========      ===========
Earnings per share:
     Basic - as reported                               0.06             0.05             0.12             0.12
     Basic - pro forma                                 0.06             0.05             0.12             0.12
     Diluted - as reported                             0.06             0.05             0.12             0.12
     Diluted - pro forma                               0.06             0.05             0.11             0.12


(4)      New Accounting Pronouncement Not Yet Adopted


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require the Company to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. Management does not anticipate that the adoption of this standard will have a significant impact on the Company's consolidated net income and net income per share. SFAS 123(R) requires registrants to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, registrants may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. SFAS 123(R) requires the Company to adopt the new accounting provision no later than the first quarter of fiscal 2006.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices followed within the thrift industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Management believes the allowance for loan loss policy is a critical accounting policy requiring significant estimates and assumptions in the preparation of the condensed consolidated financial statements. The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Other accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders, and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

FINANCIAL CONDITION


Total consolidated assets of the Company at December 31, 2004 were $188,560,000, compared to $193,196,000 at June 30, 2004, a decline of $4.6 million or 2.4%.


CASH AND CASH EQUIVALENTS declined $4.6 million or 42.6%, from $10,875,000 at June 30, 2004 to $6,242,000 at December 31, 2004. Management uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.


INVESTMENT SECURITIES declined $10.8 million or 66.3%, from $16,242,000 at June 30, 2004 to $5,472,000 at December 31, 2004. This decline was the result of management shifting proceeds from maturing investment securities to the Bank's loan portfolio as demand for loans in nearly every category increased.


NET LOANS increased $10.9 million or 7.2%, from $150,735,000 at June 30, 2004, to $161,606,000 at December 31, 2004. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                         BALANCE          BALANCE
                                                       DECEMBER 31,       JUNE 30,
                                                           2004             2004           CHANGE            CHANGE
                                                          (000's)          (000's)          ($'s)              (%)
                                                       ------------     ------------     ------------     ------------

Residential single-family mortgages                    $    115,273     $    104,471     $     10,802             10.3%
Other residential and commercial mortgages                   29,501           27,582            1,919              7.0
                                                       ------------     ------------     ------------
                               Total mortgage loans         144,774          132,053           12,721              9.6
Construction                                                  9,963            8,473            1,490             17.6
Commercial business                                           6,475            6,714             (239)            (3.6)
Consumer                                                      1,792            2,282             (490)           (21.5)
Home improvement                                              7,344            6,016            1,328             22.1
Deposit and other                                               209              264              (55)            26.3
                                                       ------------     ------------     ------------
                                        Gross loans         170,557          155,802           14,755              9.5
Deferred loan fees                                             (125)            (177)              52             29.4
Undisbursed portion of loans                                 (7,988)          (3,842)          (4,146)          (107.9)
Allowance for loan losses                                      (838)          (1,048)             210             20.0
                                                       ------------     ------------     ------------
                                   Total loans, net    $    161,606     $    150,735     $     10,871              7.2
                                                       ============     ============     ============




The Bank continues to be a strong residential lender throughout the communities in which it operates. The increase in residential single-family mortgages was the result of an active marketing campaign that began during the fourth quarter of fiscal 2004 and continued through the second quarter of fiscal 2005. Management continued its focus on shorter-term residential construction single family mortgage, commercial real estate, commercial business and home equity lending resulting in the increase of both the residential construction and home improvement loan portfolios during the period.

THE ALLOWANCE FOR LOAN LOSSES declined from $1,048,000 at June 30, 2004 to $838,000 at December 31, 2004. This decrease was the result of a provision for loan losses of $60,000 during the six months ended December 31, 2004 and net charge-offs of $270,000. The ratio of the Company's allowance for loan losses to gross loans was 0.49% and 0.67% at December 31, 2004 and June 30, 2004, respectively. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at December 31, 2004 and June 30, 2004.

                          December 31,       June 30,
                              2004            2004
                          ------------    ------------
Past due 90+ and still
accruing                  $    530,000    $    610,000
Non-accrual                    526,000         683,000
                          ------------    ------------
Total non-performing
loans                     $  1,056,000    $  1,248,000
                          ============    ============




Non-performing loans, declined from $1,248,000 at June 30, 2004, to $1,056,000 at December 31, 2004. Loans past-due 90 days or more and still accruing declined from $610,000 at June 30, 2004 to $530,000 at December 31, 2004. This decline was primarily attributable to one credit relationship involving a $375,000 commercial real estate loan, which was classified as a non-accrual loan during the first quarter of fiscal year 2005, was acquired and subsequently disposed of during the second quarter of fiscal year 2005. Non-accrual loans decreased from $683,000 at June 30, 2004 to $526,000 at December 31, 2004. In addition to the aforementioned credit relationship, two additional single-family credit relationships that had been classified as non-accrual loans were acquired and sold during the second quarter of fiscal year 2005. These dispositions were somewhat offset by the classification of a $454,000 single-family loan to non-accrual status during the second quarter of fiscal year 2005. Management continues to work closely with its delinquent borrowers to bring these loans current.


The ratio of the Company's allowance for loan losses to non-performing loans was 79.4% and 84.0% at December 31, 2004 and June 30, 2004, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.


DEPOSITS decreased $4,986,000, or 4.4%, from $114,223,000 at June 30, 2004 to
$109,237,000 at December 31, 2004. The following table illustrates changes in the various types of deposits for each period presented.




                                   BALANCE          BALANCE
                                 DECEMBER 31,       JUNE 30,
                                      2004            2004          CHANGE           CHANGE
                                    (000'S)         (000'S)          ($'S)             (%)
                                 ------------    ------------    ------------     ------------

Noninterest bearing accounts     $     11,751    $     12,672            (921)            (7.3)
NOW accounts                           21,795          19,964           1,831              9.2
Super NOW accounts                      1,321           1,463            (142)            (9.7)
Passbook accounts                      23,078          23,850            (772)            (3.2)
Money market accounts                  21,674          26,346          (4,672)           (17.7)
Certificates of deposit                29,618          29,928            (310)            (1.0)
                                 ------------    ------------    ------------
               Total deposits    $    109,237    $    114,223          (4,986)            (4.4)
                                 ============    ============    ============




The increases in NOW accounts was primarily attributable to the opening of new accounts. The Company has deposit relationships with several municipalities and school districts. It is the nature of these accounts to fluctuate as tax revenues are collected and disbursed. The decline in the Company's money market accounts is primarily attributable to fluctuations in these "public fund" accounts.

TOTAL STOCKHOLDERS' EQUITY increased $94,000, or 0.4%, from $24,391,000 million at June 30, 2004, to $24,485,000 million at December 31, 2004. The increase was the result of $862,000 in net earnings, $201,000 contributed from the exercise of options, and $9,000 related to the net change in equity related to the Company's ESOP. These increases to stockholders' equity were somewhat offset by $472,000 in dividends paid to the Company's stockholders, $502,000 related to the repurchase of stock, and a $4,000 decrease in the unrealized gain on securities available for sale during the six month period ended December 31, 2004. During July 2004, the Company's Board of Directors authorized the repurchase of up 365,000 shares of the Company's common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

RESULTS OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

The Company reported earnings of $862,000 for the six months ended December 31, 2004, a decline of $42,000, or 4.7%, from the $904,000 reported for the same period in 2003. Basic and fully diluted earnings per share were unchanged at $0.12 for the six months ended December 31, 2004, and 2003. The Company's return on average assets was 0.90% for the six months ended December 31, 2004 compared to 0.90% for the same period in 2003. Return on average equity was 7.09% for the six months ended December 31, 2004, compared to 7.43% for the same period in 2003.


The decline in earnings was primarily a result of an increase in noninterest expense of $48,000, or 1.5%, from $3,133,000 reported for the six months ended December 31, 2003 to $3,181,000 for six months ended December 31, 2004.


NET INTEREST INCOME was $3,486,000 for the six months ended December 31, 2004, virtually the same as the $3,490,000 reported for six months ended December 31, 2003. Total interest income was $5,463,000 for the six months ended December 31, 2004, a decline of $208,000, or 3.7% from the $5,671,000 reported during the six months ended December 31, 2003. This decline in interest income was offset by a $204,000 or 9.4% decline in interest expense from $2,181,000 for the six months ended December 31 2003, to $1,977,000 for the six months ended December 31, 2004.


While total interest income was virtually unchanged when comparing the six months ended December 31, 2004, to the same period in 2003. Average loans outstanding increased from $151,881,000 during the six months ended December 31, 2003, to $155,000,000 during the six months ended December 31, 2004. This increase was the result of strong demand for residential construction, commercial real estate and home equity loans during the period and a continued effort by management to grow this shorter-term portion of its loan portfolio. This increase in average loans outstanding was mitigated by the continued low interest rate environment's impact on the average yield of the Company's loan portfolio. Management noted that the average yield on the Company's loan portfolio declined 37 basis points from 6.82% during the six months ended December 31, 2003 to 6.45% during the six months ended December 31, 2004.


Interest expense was $1,977,000 for the six months ended December 31, 2004, $204,000 or 9.4%, lower than the $2,181,000 recorded for the six months ended December 31 2003, as interest expense paid on certificates of deposit and Federal Home Loan Bank ("FHLB") advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $331,000, $153,000 or 31.6% lower than the $484,000 recorded in six months ended December 31, 2003. The average balance of certificates of deposit declined by $7,018,000, from $38,387,000 for the six months ended December 31, 2003, to $31,369,000 for six months ended December 31, 2004. This decline in average certificates of deposit outstanding was partially offset by an increase in the average rate paid on those certificates of 32 basis points, from 2.50% during the six months ended December 31, 2003, to 2.82% during the six months ended December 31 2004. Interest expense on FHLB advances was $1,411,000, for the six months ended December 31, 2004, $92,000 or 6.1% lower than the $1,503,000 recorded in the six months ended December 31, 2003. While the average balance of FHLB advances remained fairly stable, increasing $1,076,000, from $54,262,000 for the six months ended December 31, 2003 to $55,338,000 for the six months ended December 31, 2004, the average rate paid on those advances declined 43 basis points, from 5.49% during the six months ended December 31 2003, to 5.06% during the same period in 2004. The remaining change in interest expense was attributable to a$41,000 increase in the amount of interest paid to the Company's demand deposit and savings account customers.


THE PROVISION FOR LOAN LOSSES was $60,000 for six months ended December 31, 2004 and the same period in 2003. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for the six months ended December 31, 2004 were $270,000 compared to $62,000 during the same period in 2003. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.


NONINTEREST INCOME was $1,037,000 for six months ended December 31, 2004, $11,000 or 1.1% less than the $1,048,000 reported for the six months ended December 31, 2003. The decline was attributable to a $52,000 reduction in income generated from fiduciary activities (trust services). This decreases was somewhat offset by a $40,000 increase in service charges earned on deposit accounts which were the result of normal fee increases over the prior period.


NONINTEREST EXPENSE was $3,181,000 for six months ended December 31, 2004, $48,000 or 1.5% higher than the $3,133,000 reported for the six months ended December 31, 2003. Growth in the following noninterest expense categories contributed to the increase: professional services increased $99,000 or 134.3%, data processing fees increased $59,000 or 20.5% and State of Ohio franchise taxes increased $18,000 or 13.6%. These increases in noninterest expense were somewhat offset by declines in salaries and employee benefits which declined $68,000 or 4.6%, occupancy expense which declined $15,000 or 6.5%, other noninterest expenses which declined $28,000 or 3.7%.


The increase in other professional services was attributable to fees related to compliance with provisions set forth in the Sarbanes-Oxley Act of 2002, and fees for services provided to the Bank's wealth management (formerly trust) services. The increase in data processing fees was attributable to periodic maintenance on the Bank's processing hardware. Partially offsetting these increases were declines in salary and employee benefits primarily due to a $62,000 reduction in employee from fiscal 2004 to fiscal 2005. The decline in other noninterest expense, as well as, several of the other noninterest expense categories was the result of management's continued focus on controlling the Bank's noninterest expense.


TOTAL INCOME TAX EXPENSE was $419,000 (an effective tax rate of 32.7%) for the six months ended December 31, 2004, compared to $441,000 (an effective tax rate of 32.8%) during the six months ended December 31, 2003.


RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003.


The Company reported earnings of $441,000 for the three months ended December 31, 2004, an increase of $51,000, or 13.1%, from the $390,000 reported for the same period in 2003. Both basic and diluted earnings per share increased $0.01, or 20.0%, from $0.05 for the three months ended December 31, 2003, to $0.06 for the three months ended December 31, 2004. The Company's return on average assets was 0.92% for the three months ended December 31, 2004 compared to 0.79% for the same period in 2003 while return on average equity was 7.26% for the three months ended December 31, 2004 compared to 6.42% for the same period 2003.


NET INTEREST INCOME was $1,767,000 for the three months ended December 31, 2004, $50,000, or 2.9%, greater than the $1,717,000 reported for three months ended December 31, 2003.


Interest income was relatively unchanged at $2,755,000 for the three months ended December 31, 2004, compared to $2,760,000 for the three months ended December 31 2003. However, the composition of interest income shifted from interest income earned on investment securities to interest income earned on loans. Interest income earned on loans increased by $35,000 or 1.4%, from $2,541,000 for the three months ended December 31, 2003, to $2,576,000 for the three months ended December 31, 2004. This was attributable to an increase in the average balance of total loans outstanding, from $150.1 million for the quarter ended December 31, 2003 to $158.1 for the quarter ended December 31, 2004. However, the overall yield on loans declined 32 basis points from 6.73% during the quarter ended December 31, 2003, to 6.41% during the quarter ended December 31, 2004. Interest income earned on investment securities and other interest earning assets declined by $40,000 or 18.3%, from $219,000 for the three months ended December 31, 2003, to $179,000 for the three months ended December 31, 2004. This decline was solely the result of management's reinvestment of proceeds from maturing investment securities into the loan portfolio.


Interest expense was $988,000 for the three months ended December 31, 2004, a decrease of $55,000 or 5.3%, $1,043,000 for the three months ended December 31 2003. This decline was the result of the lower interest rate environment coupled with a change in the mix of deposits and FHLB advances used to fund the Bank's assets. Average total deposits decreased $4.6 million, from $117.8 million for the quarter ended December 31, 2003, to $113.2 million during the quarter ended December 31, 2004, while the average rate paid on deposit accounts declined slightly from 1.11% during the quarter ended December 31, 2003, to 0.98% during the quarter ended December 31, 2004. While the Bank paid-off maturing long-term FHLB advances, it increased its level of "overnight" borrowing from the FHLB. Accordingly, while the average balance of FHLB borrowings increased from $51.0 million during the quarter ended December 31, 2003, to $55.1 million during the quarter ended December 31, 2004, the average rate paid on those advances declined from 5.19% during the quarter ended December 31, 2003, to 5.11% during the quarter ended December 31, 2004.


THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended December 31, 2004 and for the same period in 2003. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended December 2004 were $244,000 compared to $28,000 during the same period in 2003. Included in the $244,000 charged-off during the three months ended December 31, 2004, was $156,000 related to a problem credit that had been specifically reserved for in a prior period. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.


NONINTEREST EXPENSE was $1,571,000 for three months ended December 31, 2004, $52,000 or 3.2% less than the $1,623,000 reported for the three months ended December 31, 2003. This decline was primarily the result of a $59,000 or 7.8% decline in salary and employee benefits as full time equivalent employees declined from 63 at December 31,2003 to 60 at December 31, 2004. In addition, other noninterest expense declined $17,000 or 3.3%. These declines were partially offset by a $23,000 or 16.3% increase in Data processing expenses from $141,000 for the quarter ending December 31, 2003 to $164,000 for the quarter ending December 31, 2004.


TOTAL INCOME TAX EXPENSE was $219,000 (an effective tax rate of 33.2%) for the three months ended December 31, 2004, compared to $198,000 (an effective tax rate of 33.6%) during the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 14.28% and 15.80% at December 31, 2004 and 2003, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At December 31, 2004, the Bank had outstanding commitments to fund existing construction loans of $8,023,000, originate loans of $4,046,000, open-end consumer lines of credit of $8,426,000, unused commercial lines of credit of $5,245,000 and standby letters of credit of $2,134,000. As of December 31, 2004, certificates of deposit scheduled to mature in one year or less totaled $21,770,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $22,690,000 or 12.15% of adjusted total assets, and risk-based capital at $23,528,000 or 17.61% of risk-weighted assets. The minimum ratios required by the OTS are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At December 31, 2004, the Bank's cash and cash equivalents totaled $6,242,000. The Company's and Bank's future short-term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

                     In July 2004, the Company's Board of Directors approved a share repurchase authorization of up to 364,118 shares. In the quarter ended December 31, 2004, the Company made the following repurchases of common stock:

                                                                                                       Maximum
                                                                                                      Number of
                                                                               Total Number       Shares that may
                                                                                 of Shares          be Purchased
                                   Total Number            Average             Purchased as           under the
                                    of Shares             Price Paid         Part of Publicly           Plans
        Period                      Purchased             Per Share          Announced Plans         or Programs
-------------------------          ------------          ------------        ----------------     ---------------
October 1-31, 2004 ......                     0                   N/A                88,000               276,118
November 1-30, 2004 .....                30,800          $       4.29               118,800               245,318
December 1-31, 2004 .....                     0                   N/A               118,800               245,318

There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The information contained in Part II Item 4 of the Company's Form 10-Q filed with the SEC on November 15, 2004, for the period ended September 30, 2004, is incorporated herein by reference.

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




                                           PEOPLES OHIO FINANCIAL CORPORATION



Dated: February 14, 2005                   By  /s/ Ronald B. Scott
                                              ----------------------------------
                                              Ronald B. Scott
                                              President, Chief Executive Officer



                                           By  /s/ Richard J. Dutton
                                              ----------------------------------
                                              Richard J. Dutton
                                              Vice-President, Chief Financial
                                              Officer

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