Form 10-Q
period 2005-03-31
PEOPLES OHIO FINANCIAL CORP
filed 2005-05-13
CIK 1157843

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period

Commission File Number 0-49619

PEOPLES OHIO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-1795575

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

635 South Market Street, Troy, Ohio	45373

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, including Area Code (937) 339-5000

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

Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 13, 2005, there were 7,267,289 common shares of the registrant issued and outstanding.

PEOPLES OHIO FINANCIAL CORPORATION

Item 1. Financial Statements

Peoples Ohio Financial Corporation

Condensed Consolidated Balance Sheets

	March 31	June 30
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$4,910,671	$10,875,107
Held-to -maturity securities (fair value $537,000 and $543,000)	509,631	516,429
Available-for-sale securities	4,174,163	15,725,636
Loans, net of allowance for loan losses of $645,618 and $1,047,887	164,786,539	150,734,679
Premises and equipment	4,135,766	4,399,413
Federal Home Loan Bank stock	5,666,900	5,487,000
Interest receivable	715,861	730,940
Bank-owned life insurance	4,317,750	4,196,239
Other assets	728,303	530,095

Total assets	$189,945,584	$193,195,538

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$122,098,733	$114,223,395
Federal Home Loan Bank (FHLB) advances	40,914,062	53,295,390
Interest payable	48,180	63,091
Other liabilities	1,533,334	756,830

Total liabilities	164,594,309	168,338,706

Commitments and Contingent Liabilities	—	—

Equity from ESOP Shares	483,195	465,999

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized; 7,583,652 and 7,583,652 shares issued less ESOP shares of 122,019 and 112,019	7,461,633	7,471,633
Additional paid-in capital	47,311	24,424
Treasury stock, at cost, 316,363 and 287,424 shares	(1,323,350)	(1,200,907)
Unrealized Gain on Available-for-Sale Securities	(33,839)	1,474
Retained earnings	18,716,325	18,094,209

Total shareholders’ equity	24,868,080	24,390,833

Total liabilities and shareholders’ equity	$189,945,584	$193,195,538

See notes to condensed consolidated financial statements

Peoples Ohio Financial Corporation

Condensed Consolidated Statements of Income
For the Three and Nine Months ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	31-Mar		31-Mar
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$2,620,942	$2,531,138	$7,677,829	$7,795,226
Interest on mortgage-backed securities and other securities	47,856	145,857	296,889	411,025
Other interest and dividend income	91,366	73,698	248,373	215,933

Total interest income	2,760,164	2,750,693	8,223,091	8,422,184

Interest expense
Deposits	339,480	294,853	906,017	972,972
Borrowings	630,536	712,733	2,041,406	2,215,965

Total interest expense	970,016	1,007,586	2,947,423	3,188,937

Net interest income	1,790,148	1,743,107	5,275,668	5,233,247

Provision for loan losses	30,000	40,000	90,000	100,000

Net interest income after provision for loan losses	1,760,148	1,703,107	5,185,668	5,133,247

Other income
Service charges on deposit accounts and other	251,527	272,461	859,852	841,987
Fiduciary activities	122,100	143,607	352,659	426,841
Increase in cash value of bank owned life insurance	41,723	51,780	134,259	146,848
Other income	59,662	66,543	165,098	167,024

Total other income	475,012	534,391	1,511,868	1,582,700

Other expenses
Salaries and employee benefits	736,380	755,166	2,153,552	2,239,999
Net occupancy expenses	110,221	111,844	324,917	341,345
Equipment expenses	35,335	39,347	104,790	114,539
Professional Services	100,872	69,722	272,362	143,082
Advertising	35,546	36,523	106,960	120,246
Data processing fees	164,271	181,825	511,717	470,072
State of Ohio franchise taxes	75,000	75,050	225,000	207,380
Other expenses	326,324	394,380	1,065,744	1,160,498

Total other expenses	1,583,949	1,663,857	4,765,042	4,797,161

Income before Federal income tax	651,211	573,641	1,932,494	1,918,786
Federal income tax expense	210,832	168,742	629,738	609,585

Net income	$440,379	$404,899	$1,302,756	$1,309,200

Per Shares Data:
Basic Earnings Per Share	$0.06	$0.06	$0.18	$0.18
Diluted Earnings Per Share	$0.06	$0.05	$0.18	$0.17
Dividends Per Share	$—	$0.060	$0.065	$0.120

See notes to condensed consolidated financial statements

Peoples Ohio Financial Corporation

Condensed Consolidated Statements of Cash Flows
For the Nine months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net income	$1,302,756	$1,309,200
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	90,000	100,000
Depreciation and amortization	284,201	289,064
Investment securities accretion, net	29,017	(86,163)
Federal Home Loan Bank stock dividends	(179,900)	(160,200)
Net change in other assets/ other liabilities	498,032	2,266,574

Net cash provided by operating activities	2,024,106	3,718,475

Investing Activities
Net change in loans	(14,141,860)	10,203,169
Proceeds from maturities of securities held to maturity	6,798	215,218
Proceeds from maturities of securities available for sale	11,468,952	10,876,981
Purchases of securities- available for sale	0	(11,500,000)
Purchase of Bank Owned Life Insurance	0	(4,000,000)
Purchases of premises and equipment	(20,554)	(134,342)

Net cash provided by (used in) investing activities	(2,686,664)	5,661,026

Financing Activities
Net change in
Interest-bearing demand and savings deposits	1,113,673	2,739,742
Certificates of deposit	6,761,665	(5,935,258)
Proceeds from FHLB advances	35,232,000	59,500,000
Repayment of FHLB advances	(47,613,328)	(72,182,938)
Cash dividends	(471,624)	(880,419)
Proceeds from exercise of stock options	177,888	261,123
Purchase/Reissuance of treasury stock	(502,152)	(1,105,189)

Net cash used in financing activities	(5,301,878)	(17,602,939)

Net Change in Cash and Cash Equivalents	(5,964,436)	(8,223,438)

Cash and cash equivalents, Beginning of Period	10,875,107	15,835,436

Cash and cash equivalents, End of Period	$4,910,671	$7,611,998

Additional Cash Flows Information
Interest paid	$2,962,334	$3,235,711
Income tax paid	260,000	337,000

See notes to condensed consolidated financial statements

Peoples Ohio Financial Corporation

Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months ended March 31, 2005
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	shareholders'
	stock	capital	earnings	Stock	income	equity
Balance at June 30, 2004	$7,471,633	$24,424	$18,094,209	($1,200,907)	$1,474	$24,390,833
Net income	—	—	1,302,756			1,302,756
Net change in Unrealized Gain/Loss on AFS Securities					(35,313)	(35,313)

Total comprehensive income						1,267,443
Cash dividends declared on common stock ($.065 per share)		—	(471,624)			(471,624)
Exercise of stock options			(201,821)	379,709		177,888
Tax benefit from exercise of stock options	—	22,887				22,887
Purchase of treasury stock, net		—		(502,152)		(502,152)
Net change in equity from ESOP shares	(10,000)		(7,195)			(17,195)

Balance at March 31, 2005	$7,461,633	$47,311	$18,716,325	($1,323,350)	($33,839)	$24,868,080

See notes to condensed consolidated financial statements.

Peoples Ohio Financial Corporation

Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of March 31, 2005 and June 30, 2004, the results of operations for the three and nine-month periods ended March 31, 2005 and 2004 and the cash flows for the nine month periods then ended on the basis of accounting principles generally accepted in the United States of America.

All adjustments to the financial statements were normal and recurring in nature. The results of operations for the three and nine-month periods ended March 31, 2005, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of Peoples Ohio Financial Corporation (the “Company”) as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and Peoples Savings Bank of Troy (the “Bank”). Certain information and footnote disclosures normally included in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders.

(2) Earnings Per Share

The following table is for the three and nine-month periods ending March 31, 2005 and 2004 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share (“EPS”) as well as the dilutive effect of stock options.

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Weighted average number of common shares outstanding (basic EPS)	7,267,289	7,337,685	7,271,459	7,375,841
Dilutive effect of stock options	98,212	148,897	118,978	184,036

Weighted average number of common shares and equivalents outstanding (diluted EPS)	7,365,501	7,486,582	7,390,437	7,559,899

Options to purchase 265,570 shares of common stock with exercise prices ranging from $4.125 to $8.13 per share were outstanding at March 31, 2005, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

Options to purchase 143,865 shares of common stock with exercise prices ranging from $6.81 to $8.13 per share were outstanding at March 31, 2004, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

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

	Three months ended		Nine months ended
	March 31,		March 31,
(000's)	2005	2004	2005	2004

Net income, as reported	$440	$405	$1,303	$1,309
Less:
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(13)	(10)	(37)	(25)

Pro forma net income	$427	$395	$1,226	$1,284

Earnings per share:
Basic — as reported	$0.06	$0.06	$0.18	$0.18
Basic — pro forma	$0.06	$0.05	$0.17	$0.17
Diluted — as reported	$0.06	$0.05	$0.18	$0.17
Diluted — pro forma	$0.06	$0.05	$0.17	$0.17

(4) Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan covering substantially all employees. Components of the net periodic benefits costs of the plan are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(000's)	2005	2004	2005	2004
Service cost	$25	$24	$47	$71
Expected return on plan assets	20	19	39	58
Interest cost	(12)	(11)	(22)	(33)
Amortization of prior service cost	(1)	(1)	(2)	(3)
Recognized net actuarial loss	3	3	7	10

Net periodic cost	$35	$34	$69	$103

Actual contributions to the plan	$36	$34	$69	$72

(5) New Accounting Pronouncement Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R);”). SFAS 123(R); addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R); will require the Company to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. Management does not anticipate that the adoption of this standard will have a significant impact on the Company’s consolidated net income and net income per share. SFAS 123(R); requires registrants to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, registrants may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. The Company is required to adopt the new accounting standard at the beginning of fiscal year 2006.

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

General

Peoples Ohio Financial Corporation (the “Company”) is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the “Bank”). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as to take advantage of a more effective structure for expanded financial activities. The Bank, a state chartered savings bank, was originally chartered in 1890. The Bank is primarily engaged in attracting deposits from Miami and northern Montgomery counties and originating mortgage loans throughout those same areas. All references to the Company include the Bank unless otherwise indicated.

Forward Looking Statements

In addition to historical information, this Form 10-Q may include certain forward-looking statements based upon current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the composition or quality of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. A further description of the risks and uncertainties to the business are included in detail under the caption “Liquidity and Capital Resources of the Company and the Bank.”

Application of Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices followed within the thrift industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Management believes the allowance for loan loss policy is a critical accounting policy requiring significant estimates and assumptions in the preparation of the condensed consolidated financial statements. The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Other accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the the audited financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders, and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Financial Condition

Total consolidated assets of the Company at March 31, 2005 were $189,946,000, compared to $193,196,000 at June 30, 2004, a decline of $3.3 million or 1.7%.

Cash and cash equivalents declined $6.0 million or 55.2%, from $10,875,000 at June 30, 2004 to $4,911,000 at March 31, 2005. Management uses its short -term “cash accounts” to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.

Investment securities declined $11.6 million or 71.4%, from $16,242,000 at June 30, 2004 to $4,684,000 at March 31, 2005. This decline was the result of management shifting proceeds from maturing investment securities to the Bank’s loan portfolio as demand for loans in nearly every category increased.

Net loans increased $14.1 million or 9.4%, from $150,735,000 at June 30, 2004, to $164,787,000 at March 31, 2005. The following table illustrates changes in the Bank’s loan portfolio by category for each period presented.

	Balance	Balance
	March 31,	June 30,	Change
	2005	2004	(000's)	Change
	(000's)	(000's)	($'s)	(%)
Residential single-family mortgages	$114,670	$104,471	$10,199	9.8%
Other residential and commercial mortgages	32,606	27,582	5,024	18.2

Total mortgage loans	147,276	132,053	15,223	11.5
Construction	9,751	8,473	1,278	15.1
Commercial business	6,632	6,714	(82)	(.1)
Consumer	1,482	2,282	(800)	(35.1)
Home improvement	7,279	6,016	1,263	21.0
Deposit and other	185	264	(79)	(30.0)

Gross loans	172,605	155,802	16,803	10.8
Deferred loan fees	(116)	(177)	61	34.5
Undisbursed portion of loans	(7,056)	(3,842)	(3,214)	(83.7)
Allowance for loan losses	(646)	(1,048)	402	38.4

Total loans, net	$164,787	$150,735	$14,052	9.3%

The Bank continues to be a strong residential lender throughout the communities in which it operates. The increase in residential single-family mortgages was the result of an active marketing campaign that began during the fourth quarter of fiscal year 2004 and continued through the third quarter of fiscal year 2005. Management continued its focus on shorter-term residential construction, single-family mortgage, commercial real estate, commercial business and home equity lending resulting in the increase of both the residential construction and home improvement loan portfolios during the period.

The allowance for loan losses declined from $1,048,000 at June 30, 2004 to $646,000 at March 31, 2005. This decrease was the result of a provision for loan losses of $90,000 during the nine months ended March 31, 2005 and net charge-offs of $492,000. Charge-offs related to two properties ($156,000 and $143,000), were identified and specifically reserved for by management in previous periods. The ratio of the Company’s allowance for loan losses to gross loans was 0.37% and 0.67% at March 31, 2005 and June 30, 2004, respectively. The allowance for loan losses is maintained to absorb loan losses based on management’s continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at March 31, 2005 and June 30, 2004.

	March 31,	June 30,
	2005	2004
Past due 90+ and still accruing	$65,000	$610,000
Non-accrual	425,000	683,000

Total non-performing loans	$490,000	$1,248,000

Non-performing loans, declined from $1,248,000 at June 30, 2004, to $490,000 at March 31, 2005. Loans past-due 90 days or more and still accruing declined from $610,000 at June 30, 2004 to $65,000 at March 31, 2005. This decline was attributable to changes in five credit relationships. The first was a commercial real estate loan ($375,000), which had been classified as a non-accrual loan during the first quarter of fiscal year 2005. Four additional credits were secured by mortgages on single-family homes in which the Bank held a first-mortgage position. One property (with first and second mortgages totaling $454,000) was repossessed and simultaneously sold for $350,000 during the third quarter. The Bank also repossessed a second property ($150,000) during the third quarter. The property, which has an appraised value of $200,000, was classified in other assets as real estate owned at March 31, 2005.

These improvements in non-performing loans were offset primarily by the decline of three credit relationships totaling $249,000 during the quarter. Two loans ($126,000) are secured by first mortgages on single-family residences while the third credit ($123,000) is secured by a first mortgage on commercial property. Management continues to work closely with its delinquent borrowers to bring these loans current.

The ratio of the Company’s allowance for loan losses to non-performing loans was 131.8% and 84.0% at March 31, 2005 and June 30, 2004, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.

Deposits increased $7,876,000, or 6.9%, from $114,223,000 at June 30, 2004 to $122,099,000 at March 31, 2005. The following table illustrates changes in the various types of deposits for each period presented.

	Balance	Balance
	March 31,	June 30,	Change
	2005	2004	(000's)	Change
	(000's)	(000's)	($'s)	(%)
Noninterest bearing accounts	$12,387	$12,672	$(285)	(2.2)%

NOW accounts	21,043	19,964	1,079	5.4
Super NOW accounts	1,443	1,463	(20)	(1.4)
Passbook accounts	23,734	23,850	(116)	(.5)
Money market accounts	26,802	26,346	456	1.7
Certificates of deposit	36,690	29,928	6,762	22.6

Total deposits	$122,099	$114,223	$7,876	6.9%

The increases in NOW accounts and certificates of deposit were primarily attributable to the opening of new accounts. In addition, the Company has deposit relationships with several municipalities and school districts. It is the nature of these accounts to fluctuate as tax revenues are collected and disbursed.

Total stockholders’ equity increased $477,000, or 2.0%, from $24,391,000 million at June 30, 2004, to $24,868,000 million at March 31, 2005. The increase was the result of $1,303,000 in net earnings. These earnings were somewhat offset by $472,000 in dividends paid to the Company’s stockholders, $300,000 related to the exercise of options and repurchase of stock, a $35,000 decrease in the unrealized gain on securities available for sale, and $17,000 related to the net change in equity related to the Company’s ESOP during the nine-month period ended March 31, 2005. During July 2004, the Company’s Board of Directors authorized the repurchase of up 365,000 shares of the Company’s common stock. Treasury stock purchases are made on the open market and used for general corporate purposes.

Results of Operations—Comparison of the Nine months Ended March 31, 2005 and 2004

The Company reported earnings of $1,303,000 for the nine months ended March 31, 2005, which were consistent with the $1,309,000 reported for the same period in 2004. Basic earnings per share were $0.18 for the nine months ended March 31, 2005 and for the nine months ended March 31, 2004. Diluted earnings per share increased $0.01 or 6.0% from $0.17 for the nine months ended March 31, 2004 to $0.18 for the nine months ended March 31, 2005. The Company’s return on average assets was 0.91% for the nine months ended March 31, 2005 compared to 0.88% for the same period in 2004. Return on average equity was 7.10% for the nine months ended March 31, 2005, compared to 7.19% for the same period in 2004.

Net Interest Income was $5,276,000 for the nine months ended March 31, 2005, $43,000, or 1.0%, greater than the $5,233,000 reported for nine months ended March 31, 2004. Total interest income was $8,223,000 for the nine months ended March 31, 2005, a decline of $199,000, or 2.4% from the $8,422,000 reported during the nine months ended March 31, 2004. The decline in interest income was more than offset by a $242,000 or 7.6% decline in interest expense from $3,189,000 for the nine months ended March 31 2004, to $2,947,000 for the nine months ended March 31, 2005.

The decrease in total interest income was attributable to a 34 basis point decline in the average yield earned on the Company’s loan portfolio. Management noted that the average yield on the Company’s loan portfolio was 6.46% during the nine months ended March 31, 2005 compared to 6.80% for the nine months ended March 31, 2004. This decline in yield was partially offset by an increase in the Company’s loan portfolio. Average loans outstanding increased $7,271,000, from $150,480,000 during the nine months ended March 31, 2004, to $157,751,000 during the nine months ended March 31, 2005. This increase in average loans outstanding was the result of increases in virtually every category of loans during the period as management continued to emphasize loan growth during the period.

Interest expense was $2,947,000 for the nine months ended March 31, 2005, $242,000 or 7.6%, lower than the $3,189,000 recorded for the nine months ended March 31 2004, as interest expense paid on certificates of deposit and Federal Home Loan Bank (“FHLB”) advances declined significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $546,000, $125,000 or 18.6% lower than the $671,000 recorded in nine months ended March 31, 2004. The average balance of certificates of deposit declined by $1,366,000 from $26,671,000 for the nine months ended March 31, 2004, to $25,305,000 for nine months ended March 31, 2005. In addition to this decline in volume, the average rate paid on those certificates of deposit declined 47 basis points, from 3.34% during the nine months ended March 31, 2004, to 2.87% during the nine months ended March 31 2005. Interest expense on FHLB advances was $2,041,000, $175,000 or 7.9% lower than the $2,216,000 recorded in the nine months ended March 31, 2004 as the average rate paid on those advances declined 39 basis points, from 5.55% during the nine months ended March 31 2004, to 5.16% during the same period in 2005, as higher rate advances matured during the period. The average balance of FHLB advances remained fairly stable at $52,731,000 for the nine months ended March 31, 2005, compared to $53,043,000 for the nine months ended March 31, 2004.

These declines in interest expense were somewhat offset by an increase in interest paid to the Company’s demand deposit and savings account customers. The average balance of the Company’s interest-bearing NOW and money market accounts increased $646,000, from $61,121,000 for the nine months ended March 31, 2004, to $61,767,000 for the nine months ended March 31, 2005, while the average balance of the Company’s savings accounts increased $599,000 during the same period. The impact of the increases in average demand deposit and savings accounts outstanding was a $58,000 increase in the associated interest expense during the nine months ended March 31 2005, in comparison to the same period in 2004.

The provision for loan losses was $90,000 for nine months ended March 31, 2005 compared to $100,000 for the same period in 2004. The provision for both periods reflects management’s analysis of the Bank’s loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for the nine months ended March 31, 2005 were $492,000 compared to $44,000 during the same period in 2004. The increase in charge-offs was primarily related to two properties, which have been previously discussed. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.

Noninterest income was $1,512,000 for nine months ended March 31, 2005, $71,000 or 4.5% less than the $1,583,000 reported for the nine months ended March 31, 2004. The decrease was primarily attributable to a $79,000 decline in income generated from fiduciary activities (trust services).

Noninterest expense was $4,765,000 for nine months ended March 31, 2005, $32,000 or 0.1% less than the $4,797,000 reported for the nine months ended March 31, 2004.

Reductions in the following noninterest expense categories contributed to the decline: salaries and employee benefits which declined $116,000 or 5.2%, occupancy expense which declined $16,000 or 4.7%, other noninterest expenses which declined $94,000 or 8.1%. These declines were somewhat offset by increases in the following noninterest expense categories: professional services which increased $129,000 or 90.2%, data processing fees which increased $42,000 or 8.9% and State of Ohio franchise taxes which increased $18,000 or 8.7%.

Declines in salary and employee benefits primarily due to a reduction in employees from fiscal 2004 to fiscal 2005. Full time equivalent employees declined from 64 at March 31, 2004 to 60 at March 31, 2005. The decline in occupancy and other noninterest expense were the result of management’s continued focus on controlling the Bank’s noninterest expense.

Partially offsetting these declines were increases in professional services, which were attributable to fees related to compliance with provisions set forth in the Sarbanes-Oxley Act of 2002, and fees for services provided to the Bank’s wealth management (formerly trust) services. The increase in data processing fees was attributable to periodic maintenance on the Bank’s data processing hardware. Franchise taxes are based on the Bank’s equity and increase as the Bank’s equity increases.

Total income tax expense was $630,000 (an effective tax rate of 32.6%) for the nine months ended March 31, 2005, compared to $610,000 (an effective tax rate of 31.8%) during the nine months ended March 31, 2004.

Comparison of the Three Months Ended March 31, 2005 and 2004

The Company reported earnings of $440,000 for the three months ended March 31, 2005, an increase of $35,000, or 8.6%, from the $405,000 reported for the same period in 2004. Basic earnings per share for both three-month periods were $0.06. Diluted earnings per share increased $0.01, or 20.0%, from $0.05 for the three months ended March 31, 2004, to $0.06 for the three months ended March 31, 2005. The Company’s return on average assets was 0.93% for the three months ended March 31, 2005 compared to 0.84% for the same period in 2004 while return on average equity was 7.13% for the three months ended March 31, 2005 compared to 6.66% for the same period 2004.

Net Interest Income was $1,790,000 for the three months ended March 31, 2005, $47,000, or 2.7%, less than the $1,743,000 reported for three months ended March 31, 2004.

Interest income was relatively stable at $2,760,000 for the three months ended March 31, 2005, compared to $2,751,000 for the three months ended March 31, 2004. Although the overall yield declined 33 basis points, from 6.70% during the quarter ended March 31, 2004, to 6.37% during the quarter ended March 31, 2005. The average balance of total loans outstanding, increased substantially from $151.1 million for the quarter ended March 31, 2004 to $163.5 million for the quarter ended March 31, 2005. The increase in loans is the direct result of management’s focus on loan growth throughout fiscal 2005.

Interest expense was $970,000 for the three months ended March 31, 2005, a decrease of $37,000, or 3.7%, from the $1,007,000 for the three months ended March 31, 2004. This decline was primarily the result of a decline in the average balance of FHLB advances for the quarter ended March 31, 2005 in comparison to the same quarter in 2004. The Bank continued to pay off maturing FHLB advances which resulted in a decline in the average balance of FHLB advances outstanding from $56.6 million during the quarter ended March 31, 2004, to $47.5 million during the quarter ended March 31, 2005, which in turn, lowered the interest expense associated with those advances. A slight increase in average total deposits of $2.7 million, from $118.0 million for the quarter ended March 31, 2004, to $120.7 million during the quarter ended March 31, 2005, partially offset the decline in FHLB Advances during the quarter.

The provision for loan losses was $30,000 for three months ended March 31, 2005 compared to $40,000 for the same period in 2005. The provision for both periods reflects management’s analysis of the Bank’s loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for three months ended March 31, 2005 were $222,000 compared to net recoveries of $18,000 during the same period in 2004. The increase in charge-offs was primarily related to one residential property, which was previously discussed. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.

Noninterest expense was $1,584,000 for three months ended March 31, 2005, $80,000 or 4.8% less than the $1,664,000 reported for the three months ended March 31, 2004.

This decline was primarily the result of a $19,000 or 2.5% decline in salary and employee benefits as full time equivalent employees declined from 64 at March 31, 2004 to 60 at March 31, 2005. Data processing fees declined $18,000 or 10.0%, which was primarily the result of timing. Maintenance was performed on the Company’s data processing system earlier during fiscal 2005 than in fiscal 2004. In addition, other noninterest expense declined $68,000 or 17.3% as management continued its focus on controlling noninterest expense items.

Total income tax expense was $211,000 (an effective tax rate of 32.4%) for the three months ended March 31, 2005, compared to $169,000 (an effective tax rate of 29.4%) during the three months ended March 31, 2004.

Liquidity and Capital Resources of the Company and the Bank

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank’s regulatory liquidity was 12.93% and 17.56% at March 31, 2005 and 2004, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

The Bank’s liquidity is a product of its operating, investing and financing activities. The primary investment activity of the Bank is the origination of mortgage loans and, to a lesser extent, commercial and consumer loans. The primary sources of funds are deposits, FHLB borrowings, prepayments and maturities of outstanding loans, mortgage-backed securities, and investments. While scheduled payments of loans and mortgage-backed securities and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank utilizes FHLB borrowings to leverage its capital base and provide funds for lending and to better manage its interest rate risk. The sole investment of the Company is its investment in the Bank’s stock.

At March 31, 2005, the Bank had outstanding commitments to fund existing construction loans of $7,056,000, originate loans of $6,493,000, open-end consumer lines of credit of $9,108,000, unused commercial lines of credit of $4,424,000 and standby letters of credit of $2,722,000. As of March 31, 2005, certificates of deposit scheduled to mature in one year or less totaled $14,632,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision (“OTS”) regulations to meet certain minimum capital requirements. At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $23,144,000 or 12.33% of adjusted total assets, and risk-based capital at $23,790,000 or 17.85% of risk-weighted assets. The minimum ratios required by the OTS are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank’s operating, financing lending and investing activities during any given period. At March 31, 2005, the Bank’s cash and cash equivalents totaled $4,911,000. The Company’s and Bank’s future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company’s liquidity, capital resources or operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s market risk since June 30, 2004, except as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2, above. For information regarding the Company’s Market Risk, refer to the Company’s Form 10-K for the year ending June 30, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No changes were made to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company’s Board of Directors approved a share repurchase authorization of up to 364,118 shares. In the quarter ended March 31, 2005, the Company made no repurchases of common stock:

				Maximum
			Total Number	Number of
	Total Number		of Shares	Shares that may
	of	Average	Purchased as Part	be Purchased
	Shares	Price Paid	of Publicly	under the Plans
Period	Purchased	Per Share	Announced Plans	or Programs
January 1-31, 2005	0	N/A	118,800	245,318
February 1-28, 2005	0	N/A	118,800	245,318
March 1-31, 2005	0	N/A	118,800	245,318

There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

a.	Exhibits

3.1	Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the “Form 8-A”), Exhibit 2(a))

3.2	Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

31.1	Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Ronald B. Scott, Chief Executive Officer and Richard J. Dutton, Chief Financial Officer, perusuent to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Ohio Financial Corporation
Dated: May 13, 2005	By:	/s/ Ronald B. Scott
Ronald B. Scott
President, Chief Executive Officer

By:	/s/ Richard J. Dutton
Richard J. Dutton
Vice-President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the “Form 8-A”), Exhibit 2(a))
3.2	Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))
31.1	Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Ronald B. Scott, Chief Executive Officer, and Richard J. Dutton, Chief Financial Officer, perusuent to Section 906 of The Sarbanes-Oxley Act of 2002