Form 10-K
period 2005-06-30
PEOPLES OHIO FINANCIAL CORP
filed 2005-09-23
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2005

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

     Yes [ ]   No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ]   No [X]

     The aggregate market value of the voting common shares held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant as of December 31, 2004 was $22,541,999.

     The registrant had 7,281,809 shares of Common Stock outstanding as of September 23, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2005 Annual Report to Shareholders are incorporated into
Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I...................................................................     1
   ITEM 1   BUSINESS.....................................................     1
   ITEM 2   PROPERTIES...................................................    15
   ITEM 3.  LEGAL PROCEEDINGS............................................    15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    15

PART II..................................................................    16
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............    16
   ITEM 6.  SELECTED FINANCIAL DATA......................................    16
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.....................................    16
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    16
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    16
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................    16
   ITEM 9A. CONTROLS AND PROCEDURES......................................    16
   ITEM 9B. OTHER INFORMATION............................................    16

PART III.................................................................    17
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    17
   ITEM 11. EXECUTIVE COMPENSATION.......................................    17
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................    17
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    17
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................    17

PART IV..................................................................    17
   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................    17

Signatures...............................................................    18

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Peoples Ohio Financial Corporation (the "Company") is based in west central Ohio and is the parent company of Peoples Savings Bank of Troy (the "Bank"). The Company was formed during the year ended June 30, 2002 to provide various benefits to the Bank, as well as to take advantage of a more effective structure for expanded financial activities. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). At June 30, 2005, the Company had total assets of $199.9 million, total deposits of $126.5 million and total stockholders' equity and equity form ESOP shares of $25.4 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, all references to the Company include the Bank, unless otherwise indicated.

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

                                                                           June 30,
                              --------------------------------------------------------------------------------------------------
                                          2005                2004                2003                2002                2001
                                         Percent             Percent             Percent             Percent             Percent
                                2005    of Total    2004    of Total    2003    of Total    2002    of Total    2001    of Total
                               Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
(Dollars in Thousands)
Real Estate Loans:
   1-4 family                 $111,985    63.09%  $100,629    64.59%  $115,175    69.34%  $149,612    71.84%  $150,711     73.96%
   Commercial                   29,952    16.88     27,582    17.70     25,021    15.06     27,055    12.99     23,467     11.52
                              --------   ------   --------   ------   --------   ------   --------   ------   --------  --------
      Total real estate        141,937    79.97    128,211    82.29    140,196    84.40    176,667    84.83    174,118     85.48
Construction                    18,281    10.30     12,315     7.90     12,802     7.71     14,660     7.04     12,817      6.29
Commercial business              6,805     3.83      6,714     4.31      5,573     3.36      5,529     2.66      5,323      2.61
Consumer                         1,681     0.95      2,282     1.47      2,452     1.48      5,146     2.47      4,769      2.34
Home improvement                 8,598     4.84      6,016     3.86      4,772     2.87      5,774     2.77      6,065      2.98
Secured by deposit account         187     0.11        264     0.17        290     0.18        470     0.23        612      0.30
                              --------   ------   --------   ------   --------   ------   --------   ------   --------  --------
      Total loans, gross       177,489   100.00%   155,802   100.00%   166,085   100.00%   208,246   100.00%   203,764    100.00%
                                         ======              ======              ======              ======             ========
Less:
   Net deferred fees                84                 177                 209                 132                 163
   Undisbursed  portion of
      loans                      5,493               3,842               4,405               5,516               5,275
   Allowance for loan losses       725               1,048                 862                 882                 843
                              --------            --------            --------            --------            --------
      Total loans, net        $171,187            $150,735            $160,609            $201,716            $197,483
                              ========            ========            ========            ========            ========

LOAN PORTFOLIO MATURITY SCHEDULE

     The following table sets forth certain information regarding the contractual maturity of the Company's loan portfolio by type of loan at June 30, 2005. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                 Maturity Date During the
                                                   Years Ending June, 30
                             ----------------------------------------------------------------
                             Within one year   One to five years   Over five years     Total
                             ---------------   -----------------   ---------------   --------
(Dollars in Thousands)
Real Estate Loans:
   1-4 family                    $ 3,939            $10,873            $ 97,173      $111,985
   Commercial                      7,135              7,161              15,656        29,952
                                 -------            -------            --------      --------
      Total  real estate          11,074             18,034             112,829       141,937
Construction                      17,580                406                 295        18,281
Commercial business                4,460              1,332               1,013         6,805
Consumer                           1,308                373                  --         1,681
Home improvement                   5,415              1,082               2,101         8,598
Secured by deposit account            93                 94                  --           187
                                 -------            -------            --------      --------
      Total loans, gross         $39,930            $21,321            $116,238      $177,489
                                 =======            =======            ========      ========

The following table sets fourth, at June 30, 2005, the dollar amount of gross loans receivable, contractually due after June 30, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

                                                        Due after June 30, 2006
                             ---------------------------------------------------------------------
                             With fixed interest rates   With adjustable interest rates     Total
                             -------------------------   ------------------------------   --------
(Dollars in Thousands)
Real Estate Loans:
   1-4 family                         $100,008                       $ 8,038              $108,046
   Commercial                           18,057                         4,760                22,817
                                      --------                       -------              --------
      Total real estate                118,065                        12,798               130,863
Construction                               640                            61                   701
Commercial business                      2,345                            --                 2,345
Consumer                                   373                            --                   373
Home improvement                         3,119                            64                 3,183
Secured by deposit account                  94                            --                    94
                                      --------                       -------              --------
      Total loans, gross              $124,636                       $12,923              $137,559
                                      ========                       =======              ========

RESIDENTIAL LENDING

     The largest portion of the Company's loans are made for the purpose of enabling borrowers to purchase and construct real property secured primarily by first liens on such property. At June 30, 2005, the net book value of the Company's total loan portfolio of $171.2 million represented approximately 85.6% of total assets. Approximately 63.1% of the total gross loan portfolio, or $112.0 million, consisted of loans secured by mortgages on one-to-four family residences. In addition, the Company maintained a loan servicing portfolio of approximately $722,000 at June 30, 2005, as a result of its secondary mortgage market activities and participations.

     At June 30, 2005, 24.7% of the Company's total gross loan portfolio consisted of adjustable-rate loans including adjustable-rate mortgages ("ARMs"). Most ARMs adjust based on changes in US Treasury Securities Indices. ARMs generally have been retained for the Company's own portfolio. At June 30, 2005, there were no adjustable-rate loans held for sale.

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

     Under current regulations of the OTS, a real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. The Company makes fixed-rate home loans or ARMs with loan-to-value ratios of up to 95% of the appraised value of the security property. Most loans which are approved have 80% or less loan-to-value ratios. In the past, for any mortgage loan, that part of the unpaid balance which exceeded 80% of the property's value was generally insured or guaranteed by a private mortgage insurance company. More recently, this insurance has not been required. In fiscal 2005, approximately $3,504,000 in loans were originated in which the loan-to-value ratio was over 80%. This compares to approximately $4,090,000 originated in fiscal 2004. The outstanding balance of loans with a loan-to-value ratio over 80% at June 30, 2005 and 2004 was $6,940,000 and $14,418,000, respectively. The
Bank's Loan Committee approves all loans over $1,500,000. Any loans over $2,000,000 must be approved by the full Board of Directors.

COMMERCIAL REAL ESTATE LOANS

     The Company has supplemented its residential real estate lending activities by the origination of commercial real estate loans secured by office buildings and other income-producing properties. At June 30, 2005, the Company had approximately $30.0 million (or 16.9% of its total loan portfolio) in commercial real estate loans. The Company's policy is to make commercial real estate loans secured by a first lien on the property and generally loan up to a maximum of 80% of the appraised value of the real estate as determined by an independent appraisal. Commercial real estate loans are inherently riskier than residential loans but offer higher interest rates. The decision to originate loans of this type is based on the economy, local business conditions, required capital standards, and the level of risk involving such loans. Management, from time to time, will refinance existing commercial loans, if doing so will improve the Company's collateral position or otherwise strengthen the loan, thereby lowering the overall risk of the loan.

     All savings associations are required to conform to requirements on investing in loans secured by nonresidential real property so that such loans may not, in the aggregate, exceed 400% of the savings association's capital. The Bank's current capital would allow it to have more than $99.6 million invested in this category of assets.

CONSTRUCTION LOANS

     The Company makes loans for the construction of residential and non-residential real estate. These loans generally convert, upon completion of construction, to residential and non-residential mortgage loans as described above. The construction loans are secured by a mortgage on the real property and disbursements are made based on the percentage of construction completed. At June 30, 2005, the Company had approximately $18.3 million (or 10.3% of its total loan portfolio) in construction loans.

COMMERCIAL LOANS

     At June 30, 2005, the Company had approximately $6.8 million (or 3.8% of its total loan portfolio) in commercial loans. The Company originates commercial loans in a conservative manner, based upon the creditworthiness of the borrower. Management also takes into consideration such factors as business conditions of the economy as a whole, local business conditions, required capital standards and the current level of risk found in the Company's commercial loan portfolio, when originating these loans.

CONSUMER LOANS

     At June 30, 2005, the Company had approximately $1.7 million (or 1.0% of its total loan portfolio) in consumer loans. Consumer loans generally are made for terms not to exceed ten years and typically are made for five years or less at fixed rates. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

HOME IMPROVEMENT LOANS

     At June 30, 2005, the Company had approximately $8.6 million (or 4.8% of its total loan portfolio) in home improvement loans. Home improvement loans generally are made for terms not to exceed 15 years and typically are made for 5 years or less at fixed or variable rates. Similar to consumer loans, demand for residential real estate secured home improvement loans continues to be strong due to certain provisions of the U.S. Tax Code which permit the deduction of home mortgage interest to a greater extent than interest paid on other borrowings. The Company also offers real estate secured variable rate lines of credit for a term not to exceed one year with interest rates tied to the Prime Rate, as established by the nation's largest companies and published in The Wall Street Journal.

ORIGINATION AND SALE OF LOANS

     The Company originates residential real estate, commercial real estate, commercial and consumer loans. The Company may purchase loans or mortgage-backed securities during periods of slackened loan demand or increased competition in local markets. As of June 30, 2005, loans secured by collateral outside of Ohio represented less than 1% of total loans.

     The Company has in the past sold loans in the secondary mortgage market. The Company has sold primarily fixed-rate residential mortgage loans and, as of June 30, 2005, is servicing approximately $722,000 of such loans for the benefit of others.

     The following table shows total loan origination and advances, repayment and sale activity, during the periods indicated.

                                           Year Ended June 30,
                                     ------------------------------
                                       2005       2004       2003
                                     --------   --------   --------
                                             (In thousands)
Loans originated:
   Mortgage loans                    $ 44,528   $ 32,788   $ 31,400
   Consumer loans                       7,703      6,768      4,517
   Commercial loans                     6,960     16,530      3,591
                                     --------   --------   --------
      Total loans originated           59,191     56,086     39,508
Loan principal repayments             (37,411)   (66,517)   (82,288)
Other net items (1)                    (1,328)       557      1,673
                                     --------   --------   --------
      Net loan increase/(decrease)   $ 20,452   $ (9,874)  $(41,107)
                                                           ========

(1) Consists of loans in process, loans transferred to real estate owned, and loan loss reserves.

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

     When an OTS-regulated institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an OTS-regulated institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. In addition to loans that have been classified, the Company has established a category of loans known as "special mention" loans. Such loans are closely supervised by management either because of payment history, deterioration of collateral or some other factor which has come to management's attention. These loans may be delinquent, but are not considered substandard under OTS regulations. At June 30, 2005, the Company had loans totaling $3,268,000 classified as "special mention."

     In connection with the filing of its periodic reports with the OTS, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At June 30, 2005, the Company had classified the following asset amounts:

                                Substandard   Doubtful   Loss
                                -----------   --------   ----
                                        (In thousands)
Real estate loans:
   1-4 family loans                 $426         $--      $--
   Commercial                        155
                                    ----         ---      ---
      Total real estate              581          --       --
Consumer loans                        77          --       --
Commercial loans                      58
                                    ----         ---      ---
      Total classified loans         716          --       --
Real estate owned ("REO")             --          --       --
Other assets
                                    ----         ---      ---
      Total classified assets       $716         $--      $--
                                    ====         ===      ===

Management is not aware of any loans where possible credit problems of borrowers cause serious doubts as to the ability of such borrower to comply with the loan terms and where the Bank anticipates a loss, which are not otherwise included in the table, or narrative above.

     At June 30, non-performing assets in the Bank's portfolio for each of the years indicated were as follows:

                                     2005    2004     2003     2002    2001
                                    -----   ------   ------   -----   -----
                                            (Dollars in thousands)
Non-accrual loans (1)               $ 415   $  683   $  634   $ 352   $ 196
Accruing loans contractually
   past due 90 days or more           334      565    2,559     637     293
                                    -----   ------   ------   -----   -----
   Total                            $ 749   $1,248   $3,193   $ 989   $ 489
                                    =====   ======   ======   =====   =====

Ratio of non-performing
   assets and accruing loans
   contractually past due 90 days
   or more to total assets           0.38%    0.65%    1.54%   0.45%   0.23%
                                    -----   ------   ------   -----   -----

(1) Loans are placed in the non-accrual category when, in the judgment of management, the collection of interest due on the loan is no longer reasonably assured. The gross interest income that would have been recorded during the fiscal year ended June 30, 2005 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period was $21,000 and the amount of interest income on those loans that was included in net income for the same period was $21,000.

REAL ESTATE OWNED

     The Company had no REO property at June 30, 2005 or June 30, 2004.

                            ALLOWANCE FOR LOAN LOSSES

     The Company utilizes the reserve method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations as an allowance for loan losses, and recognized loan losses are charged to the allowance; likewise, recognized loan recoveries are credited to the allowance. Management evaluates the adequacy of the allowance taking into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality and current and prospective economic condition. At June 30, 2005, the Company's loan loss allowance reserve was $725,000.

The following table sets forth certain information on the changes in the Company's allowance for loan losses for the periods indicated. Also see Note 4 of Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders.

     Changes in the allowance for loan losses:

                                                Year Ended June 30,
                                      ---------------------------------------
                                       2005     2004     2003    2002    2001
                                      ------   ------   -----   -----   -----
(Dollars in thousands)
Beginning balance                     $1,048   $  862   $ 882   $ 843   $ 888
Charge-offs
   Mortgage                             (415)    (142)    (96)    (25)     (4)
   Consumer                              (40)     (23)    (30)    (47)    (42)
   Commercial                            (70)      --     (63)    (39)     (5)
                                      ------   ------   -----   -----   -----
      Total charge-offs                 (525)    (165)   (189)   (111)    (51)
                                      ------   ------   -----   -----   -----
Recoveries
   Mortgage                               11        1       0       0       0
   Consumer                                8       20      25       4       6
   Commercial                             --       --       4       8       0
                                      ------   ------   -----   -----   -----
      Total recoveries                    19       21      29      12       6
                                      ------   ------   -----   -----   -----
      Net(charge-offs)                  (506)    (144)   (160)    (99)    (45)
                                      ------   ------   -----   -----   -----
Provision for loss                       183      330     140     138       0
Ending balance                        $  725   $1,048   $ 862   $ 882   $ 843
                                      ======   ======   =====   =====   =====
Ratio of net charge-offs during the
   period to average loans
   outstanding during the period        0.32%    0.09%   0.09%   0.05%   0.02%

The following table sets forth an analysis of the Company's allowance for loan losses allocated by type of loan:

                                                            At June 30,
              -------------------------------------------------------------------------------------------------------
                      2005                 2004                 2003                 2002                 2001
              -------------------  -------------------  -------------------  -------------------  -------------------
                       Percent of           Percent of           Percent of           Percent of           Percent of
                        loans in             loans in             loans in             loans in             loans in
ALLOCATION            category to          category to          category to          category to          category to
Category      Amount  Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans
--------      ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
Mortgage (1)   $614      90.27%    $  680     90.19%     $635      92.11%     $270      91.87%     $253      91.77%
Consumer         50       5.90         66      5.50        73       4.53       221       5.47       211       5.62
Commercial       61       3.83        302      4.31        72       3.36       191       2.66       179       2.61
Unallocated      --         --         --        --        82         --       200         --       200         --
               ----     ------     ------    ------      ----     ------      ----     ------      ----     ------
Total          $725     100.00%    $1,048    100.00%     $862     100.00%     $882     100.00%     $843     100.00%
               ====     ======     ======    ======      ====     ======      ====     ======      ====     ======

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

     The following table sets forth an analysis of the Company's investment portfolio at the dates indicated:

                                                                  At June 30,
                                       -----------------------------------------------------------------
                                               2005                  2004                   2003
                                       -------------------   --------------------   --------------------
                                        Book    Percent of     Book    Percent of     Book    Percent of
                                        Value      Total      Value       Total      Value       Total
                                       ------   ----------   -------   ----------   -------   ----------
                                                             (Dollars in Thousands)
Held to maturity (HTM) securities:
   U.S. Government obligations         $  103       2.33%    $   104       0.64%    $   100       0.57%
   Municipal obligations                  101       2.28         100       0.62         100       0.57
                                       ------     ------     -------     ------     -------     ------
                                          204       4.61         204       1.26         200       1.14
                                       ------     ------     -------     ------     -------     ------
Mortgage-backed securities                257       5.81         312       1.92         579       3.32
                                       ------     ------     -------     ------     -------     ------
   Total HTM securities                   461      10.42         516       3.18         779       4.46
                                       ------     ------     -------     ------     -------     ------
Available for sale (AFS) securities:
   U.S. Government agencies             1,843      41.68      11,397      70.17       6,312      36.14
   Other securities                        --       0.00          --       0.00       8,548      48.95
                                       ------     ------     -------     ------     -------     ------
                                        1,843      41.68      11,397      70.17      14,860      85.09
Mortgage-backed securities              2,118      47.90       4,329      26.65       1,827      10.46
                                       ------     ------     -------     ------     -------     ------
   Total AFS securities                 3,961      89.58      15,726      96.82      16,687      95.54
                                       ------     ------     -------     ------     -------     ------
      Total investment securities      $4,422     100.00%    $16,242     100.00%    $17,466     100.00%
                                       ======     ------     =======     ------     =======     ------

     The composition and maturities of the Company's investment securities and mortgage-backed securities at June 30, 2005 are indicated in the following table:

                                           Book Value                Total investment
                                        maturing within                 securities
                                 -----------------------------   ------------------------
                                 Within one   >1 - 5   >5 - 10    >10      Book    Market
                                    Year       Years    Years    Years     Value    Value
                                 ----------   ------   -------   -----    ------  -------
U.S. Government obligations         $ 0       $1,946     $ 0        --    $1,946   $1,949
Municipal obligations                --           --      --     $ 101       101      104
Mortgage-backed securities           --           --      --        --     2,375    2,394
                                    ---       ------     ---     -----    ------   ------
   Total investment securities      $ 0       $1,946     $ 0     $ 101    $4,422   $4,447
                                    ===       ======     ===     =====    ======   ======
Weighted average yield                0%        3.17%      0%     6.38%
                                    ===       ======     ===     =====

                                    DEPOSITS

     The Company offers a number of different deposit accounts, including passbook, interest-bearing checking ("NOW" and "Super NOW"), money market deposit, and specialized money market accounts, such as the Company's Executive Fund account, Money Growth Fund and certificate accounts. The rates and minimum balances for NOW, Super NOW and money market deposit accounts ("MMDA") are set by the Company and are adjusted periodically to respond to market and competitive conditions. At June 30, 2005 the balance of core deposits (savings, money market and demand deposit accounts) totaled $85,850,000, or 67.9%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

     The Company's policy with respect to deposits is to attract deposits from local residents. The Company does not solicit deposits from areas outside its market area nor does it accept deposits from brokers. The Company believes that brokered deposits tend to be more volatile and hence provide a less stable deposit base. Out-of-state deposits are generally held by former residents who have elected to maintain a relationship with the Company. As of June 30, 2005, less than 1% of the Company's deposits are derived from out-of-state sources.

     The following table presents the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2005, and June 30, 2004:

                                 June 30,
                             ----------------
                               2005     2004
                             -------   ------
                              (In thousands)
Maturity
Three months or less         $   474   $  863
Over 3 months to 6 months        385      769
Over 6 months to 12 months    10,811    6,564
Over twelve months             4,610    1,035
                             -------   ------
   Total                     $16,280   $9,231
                             =======   ======

     The following table contains information regarding deposit account activity including interest credited, for the periods shown:

                                           For the Year Ended June 30,
                                           ---------------------------
                                             2005      2004      2003
                                           -------   -------   -------
(Dollars in thousands)
Net increase (decrease) before interest    $10,969   $(4,648)  $(5,044)
Interest credited                            1,328     1,242     2,227
                                           -------   -------   -------
Deposit liabilities increase/(decrease)    $12,297   $(3,406)  $(2,818)
                                           =======   =======   =======
Weighted average cost of deposits during
   the period                                 1.13%     1.04%     1.95%
Weighted average cost of deposits at
   end of period                              1.16%     1.15%     1.28%

     The following table represents certificates of deposit and other time deposits classified by weighted average rate and maturity at June 30, 2005:

                 Less than 1
                     Year      1 -2 Years   2 - 3 Years   Thereafter    Total
                 -----------   ----------   -----------   ----------   -------
(In Thousands)
1.00 to 3.99%      $23,638       $ 9,574       $3,298       $1,263     $37,773
4.00 to 6.99%          443         1,397          108          949       2,897
7.00 to 8.99%           --            --           --           --          --
                   -------       -------       ------       ------     -------
   Total           $24,081       $10,971       $3,406       $2,212     $40,670
                   =======       =======       ======       ======     =======

                                   BORROWINGS

     The Company can obtain advances from the FHLB of Cincinnati secured by the FHLB stock owned by the Company, certain mortgage loans and other assets. FHLB advances are made under several programs, each of which has its own rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals and to expand lending. At June 30, 2005, the Company had advances of $46,123,000 outstanding from the FHLB of Cincinnati. See Note 7 of the Consolidated Financial Statements in the Annual Report for further detail.

     The following table presents the maximum amount of the Company's FHLB advances outstanding at June 30, 2005, 2004 and 2003, and the average aggregate balances of FHLB advances outstanding during the years ended June 30, , 2005, 2004 and 2003:

                                                                      June 30,
                                                            ---------------------------
                                                              2005      2004      2003
                                                            -------   -------   -------
                                                                   (In thousands)
Maximum amount of FHLB advances outstanding during period   $53,295   $63,329   $74,174
Average amount of FHLB advances outstanding during period    50,093    56,636    71,889
Amount of FHLB advances outstanding at end of period        $46,123   $53,295   $63,329
Weighted average interest rate during period                   5.17%     5.12%     5.11%
Weighted Average interest rate at end of period                4.66%     4.41%     5.33%

                                    EMPLOYEES

     At June 30, 2005 the Company had a total of 51 full-time employees and 19 part-time employees, none of who were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2005, met the standards for the highest category, a "well-capitalized" institution.

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

     QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2005, the Bank qualified as a QTL.

     TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's lending limit capital (or 200% of lending limit capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 2005.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 2005.

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

     As a unitary savings and loan holding company in existence on May 4, 1999, the Company generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2005, the Bank met the QTL test.

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

FEDERAL RESERVE REQUIREMENTS

     FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2005, the Bank was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

     The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank was in compliance with this requirement with an investment in stock of the FHLB of $5,735,700 at June 30, 2005.

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

ITEM 2. PROPERTIES

     The Company conducts its business from six offices located in the Miami and Montgomery County area. The following table sets forth information regarding the Company's offices all of which are owned by the Company through the Bank.

         Location           Opened   Net Book Value   Square Footage
         --------           ------   --------------   --------------
Main Office                  1988      $2,066,000         13,600
   635 South Market, Troy
Westside Office              1978         188,000          4,400
   1580 West Main, Troy
Northside Office             1982         144,000          1,320
   927 North Market, Troy
Trust Department             1995         344,000          5,595
   14 Weston Road, Troy
Piqua Office                 1997         575,000          4,360
   126 High Street, Piqua
Clayton Office               2000         738,000          2,200
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information contained on page 47 of the 2005 Annual Report to Shareholders (attached hereto as Exhibit 13) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information contained on page 3 of the 2005 Annual Report is incorporated herein by reference. This summary should be read in conjunction with the consolidated financial statements and related notes included in the 2005 Annual Report to Shareholders on pages 5 through 32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information contained under this caption pages 33 through 47 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained on pages 33 through 47 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained on pages 5 through 32 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

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

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained on pages 1 through 5 of the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained on pages 12 through 13 of the Proxy Statement for the Company's 2005 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information on pages 6 and 11 of the Proxy Statement for the Company's 2005 Annual Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions on page 17 of the Proxy Statement for the Company's 2005 Annual Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information contained on page 10 of the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

     (1) Financial Statements. The following financial statements of the Registrant appear in the 2005 Annual Report, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets at June 30, 2005, and 2004

          Consolidated Statements of Income, years ended June 30, 2005, 2004, and 2003

          Consolidated Statements of Stockholders' Equity, years ended June 30, 2005, 2004, and 2003

          Consolidated Statements of Cash Flows, years ended June 30, 2005, 2004, and 2003

          Notes to Consolidated Financial Statements

     (2)  Financial Statements Schedules - None

     (3) Exhibits - See Index to Exhibits filed with this Annual Report on Form 10-K

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of September, 2005.

                                        PEOPLES OHIO FINANCIAL CORPORATION

Date: September 23, 2005


                                        By /s/ Ronald B. Scott
                                           -------------------------------------
                                           Ronald B. Scott
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Ronald B. Scott                        Date: September 23, 2005
-------------------------------------
Ronald B. Scott, Director
President, Chief Executive Officer


/s/ Rich J. Dutton                         Date: September 23, 2005
-------------------------------------
Rich J. Dutton, Vice President
Chief Financial Officer


/s/ Donald Cooper                          Date: September 23, 2005
-------------------------------------
Donald Cooper, Director


/s/ Richard W. Klockner                    Date: September 23, 2005
-------------------------------------
Richard W. Klockner, Director


/s/ William J. McGraw, III                 Date: September 23, 2005
-------------------------------------
William J. McGraw, III, Director


/s/ Thomas E. Robinson                     Date: September 23, 2005
-------------------------------------
Thomas E. Robinson, Director


/s/ James S. Wilcox                        Date: September 23, 2005
-------------------------------------
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

    13        Annual Report to Shareholders for the year ended June 30, 2005

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