Form 10-Q
period 2005-09-30
PEOPLES OHIO FINANCIAL CORP
filed 2005-11-15
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition Period ________________________

                         Commission File Number 0-49619

                       PEOPLES OHIO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Ohio                                          31-1795575
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

   635 South Market Street, Troy, Ohio                             45373
(Address of Principal Executive Offices)                        (Zip Code)

          Issuer's Telephone Number, including Area Code (937) 339-5000

            _________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO
    -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER(AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES       NO   X
    -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES       NO   X
    -----    -----

As of NOVEMBER 14, 2005, there were 7,331,629 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30,
                     2005 and June 30, 2005.

                     Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004.

                     Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004.

                     Condensed Consolidated Statement of Shareholders' Equity for three months ended September 30, 2005.

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

           Item 1.   Legal Proceedings.

           Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

           Item 3.   Defaults upon Senior Securities.

           Item 4.   Submission of Matters to a Vote of Security Holders.

           Item 5.   Other Information.

           Item 6.   Exhibits.

SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30
                                                                       2005          JUNE 30
                                                                    (UNAUDITED)       2005
                                                                   ------------   ------------
ASSETS
Cash and cash equivalents                                          $  5,912,006   $  8,991,963
Held-to -maturity securities (fair value $459,000 and $486,000)         458,536        460,690
Available-for-sale securities                                         3,803,053      3,960,867
Loans, net of allowance for loan losses of $750,971 and $725,090    175,125,347    171,187,044
Premises and equipment                                                3,967,400      4,053,989
Federal Home Loan Bank stock                                          5,806,100      5,735,700
Interest receivable                                                     771,487        733,000
Bank-owned life insurance                                             4,404,569      4,362,364
Other assets                                                            360,755        395,252
                                                                   ------------   ------------
            Total assets                                           $200,609,253   $199,880,869
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                        $123,668,792   $126,520,450
   Federal Home Loan Bank (FHLB) advances                            49,380,529     46,123,030
   Interest payable                                                     273,591        156,400
   Other liabilities                                                  1,750,057      1,655,503
                                                                   ------------   ------------
            Total liabilities                                       175,072,969    174,455,383
                                                                   ------------   ------------
Commitments and Contingent Liabilities                                       --             --

Equity from ESOP Shares                                                 634,499        500,278
Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued or outstanding                                 --             --
   Common stock, no par value, 15,000,000 shares
      authorized; 7,583,652 and 7,583,652 shares issued less
      ESOP shares of 112,019 and 112,019                              7,461,633      7,461,633
   Additional paid-in capital                                            69,084         51,548
   Treasury stock, at cost, 252,023 and 301,843 shares               (1,064,525)    (1,265,922)
   Accumulated other comprehensive income                               (29,876)        (6,455)
   Retained earnings                                                 18,465,469     18,684,404
                                                                   ------------   ------------
            Total shareholders' equity                               24,901,785     24,925,208
                                                                   ------------   ------------
         Total liabilities and shareholders' equity                $200,609,253   $199,880,869
                                                                   ============   ============

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          30-SEP
                                                                 -----------------------
                                                                    2005         2004
                                                                 ----------   ----------
INTEREST INCOME
   Interest and fees on loans                                    $2,834,395   $2,480,863
   Interest on mortgage-backed securities and other securities       42,569      152,728
   Other interest and dividend income                               100,574       74,084
                                                                 ----------   ----------
         Total interest income                                    2,977,538    2,707,675
                                                                 ----------   ----------
INTEREST EXPENSE
   Deposits                                                         488,589      286,488
   Borrowings                                                       593,325      702,986
                                                                 ----------   ----------
         Total interest expense                                   1,081,914      989,474
                                                                 ----------   ----------
         Net interest income                                      1,895,624    1,718,201
PROVISION FOR LOAN LOSSES                                            30,000       30,000
                                                                 ----------   ----------
         Net interest income after provision for loan losses      1,865,624    1,688,201
                                                                 ----------   ----------
OTHER INCOME
   Service charges on deposit accounts and other                     73,049       76,501
   Service charges derived from ATM                                  51,645       45,981
   Overdraft / NSF fees                                             231,804      232,264
   Fiduciary activities                                             127,990      132,600
   Increase in cash value of bank owned life insurance               46,806       49,024
   Gain on sale of credit card portfolio                            121,420            0
   Other income                                                       5,989        6,463
                                                                 ----------   ----------
         Total other income                                         658,703      542,833
                                                                 ----------   ----------
OTHER EXPENSES
   Salaries and employee benefits                                   829,990      720,258
   Director fees                                                     48,150       39,000
   Net occupancy expenses                                           113,856      109,212
   Equipment expenses                                                29,967       34,492
   Professional services                                             88,130       74,408
   Advertising                                                       32,453       34,026
   Data processing fees                                             149,145      183,769
   State of Ohio franchise taxes                                     60,502       75,000
   Other expenses                                                   367,916      339,494
                                                                 ----------   ----------
         Total other expenses                                     1,720,109    1,609,659
                                                                 ----------   ----------
      INCOME BEFORE FEDERAL INCOME TAX                              804,218      621,375
FEDERAL INCOME TAX EXPENSE                                          257,520      199,661
                                                                 ----------   ----------
NET INCOME                                                       $  546,698   $  421,714
                                                                 ==========   ==========
PER SHARES DATA:
   BASIC EARNINGS PER SHARE                                      $     0.07   $     0.06
   DILUTED EARNINGS PER SHARE                                    $     0.07   $     0.06
   DIVIDENDS PER SHARE                                           $     0.07   $    0.065

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                      2005           2004
                                                                  ------------   -----------
OPERATING ACTIVITIES
   Net income                                                     $    546,698   $   421,714
   Adjustments to reconcile net income
      to net cash provided by operating activities
      Provision for loan losses                                         30,000        30,000
      Depreciation and amortization                                     87,782        96,903
      Investment securities amortization (accretion), net                3,661        (6,389)
      Federal Home Loan Bank stock dividends                           (70,400)      (58,600)
      Increase in cash surrender value of life insurance                42,205        45,815
      Net change in other assets/ other liabilities                    139,678       824,514
                                                                  ------------   -----------
         Net cash provided by operating activities                      779,624     1,353,957
                                                                  ------------   -----------
INVESTING ACTIVITIES
      Net change in loans                                           (3,968,303)   (5,389,565)
      Proceeds from maturities of securities held to maturity            1,908         2,062
      Proceeds from maturities of securities available for sale        118,914       418,748
      Purchases of premises and equipment                               (1,193)       (3,352)
                                                                  ------------   -----------
         Net cash provided (used) by investing activities           (3,848,674)   (4,972,107)
                                                                  ------------   -----------
FINANCING ACTIVITIES
      Net change in
         Interest-bearing demand and savings deposits                2,173,317    (4,606,152)
         Certificates of deposit                                    (5,024,975)     (457,266)
      Proceeds from FHLB advances                                   17,000,000    15,732,000
      Repayment of FHLB advances                                   (13,742,501)   (9,201,850)
      Cash dividends                                                  (513,214)     (471,624)
      Proceeds from exercise of stock options                           96,466      (370,020)
      Purchase/Reissuance of treasury stock                                  0        97,728
                                                                  ------------   -----------
         Net cash provided (used) by financing activities              (10,907)      722,816
                                                                  ------------   -----------
Net Change in Cash and Cash Equivalents                             (3,079,957)   (2,895,334)
Cash and cash equivalents, Beginning of Period                       8,991,963    10,875,107
                                                                  ------------   -----------
Cash and cash equivalents, End of Period                          $  5,912,006   $ 7,979,773
                                                                  ============   ===========
ADDITIONAL CASH FLOWS INFORMATION
      Interest paid                                               $    964,723   $   973,754
      Income tax paid                                                       --            --

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                             Accumulated
                                                   Additional                                   other           Total
                                        Common       paid-in      Retained      Treasury    comprehensive   shareholders'
                                         stock       capital      earnings       stock          income          equity
                                      ----------   ----------   -----------   -----------   -------------   -------------
BALANCE AT JUNE 30, 2005              $7,461,633     $51,548    $18,684,404   ($1,265,922)     ($6,455)      $24,925,208
Net income                                    --          --        546,698                                      546,698
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                           (23,421)          (23,421)
                                                                                                             -----------
Total comprehensive income                                                                                       523,277
Cash dividends declared
   on common stock ($.07 per share)                       --       (513,214)                                    (513,214)
Exercise of stock options                                          (118,198)      201,397                         83,199
Tax benefit from exercise of stock
   options                                    --       4,269              0                                        4,269
Compensation expense related
   to vested stock options                            13,267                                                      13,267
Net change in equity from ESOP
   shares                                     --                   (134,221)                                    (134,221)
                                      ----------     -------    -----------   -----------     --------       -----------
BALANCE AT SEPTEMBER 30, 2005         $7,461,633     $69,084    $18,465,469   ($1,064,525)    ($29,876)      $24,901,785
                                      ==========     =======    ===========   ===========     ========       ===========

                       PEOPLES OHIO FINANCIAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of September 30, 2005 and June 30, 2005, the results of operations and the cash flows for the three-month periods ended September 30, 2005 and 2004.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of the Peoples Ohio Financial Corporation (the "Company") as of June 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

The condensed consolidated financial statements are those of the Company and Peoples Savings Bank of Troy (the "Bank"). Certain information and footnote disclosures normally included in the Company's financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate and do not make the information misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2005 Annual Report to Shareholders.

(2)  Earnings Per Share

The following table is for the three-month periods ending September 30, 2005 and 2004 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share ("EPS") as well as the dilutive effect of stock options.

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------
                                                  2005        2004
                                               ---------   ---------
Weighted average number of common shares
   outstanding (basic EPS)                     7,314,348   7,273,138
Dilutive effect of stock options                  96,756     146,967
                                               ---------   ---------
Weighted average number of common shares
   and equivalents outstanding (diluted EPS)   7,411,104   7,420,105
                                               =========   =========

Options to purchase 135,370 shares of common stock with exercise prices ranging from $6.81 to $8.13 per share were outstanding at September 30, 2005 and 2004, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

(3)  Change in Accounting Principle

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123 (R)"). SFAS 123 (R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected the modified prospective application and, as a result, has recorded approximately $13,000 in compensation expense related to vested stock options less estimated forfeitures for the three-month period ended

September 30, 2005. Certain disclosures required by SFAS 123 (R), have been omitted due to their immaterial nature.

(4)  Stock Options

The Company has a stock-based employee compensation plan. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The pro-forma effect on income for the period presented includes the effect of forfeitures.

                                                 THREE MONTHS
                                                    ENDED
                                                SEPTEMBER 30,
                                                -------------
                                                     2004
                                                -------------
(amounts in thousands except per share data)
Net income, as reported                             $ 422
Less: Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes                        (11)
                                                    -----
Pro forma net income                                $ 411
                                                    =====
Earnings per share:
   Basic - as reported                              $0.06
   Basic - pro forma                                $0.06
   Diluted - as reported                            $0.06
   Diluted - pro forma                              $0.06

(5)  Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan covering substantially all employees. Components of the net periodic benefits costs of the plan are as follows:

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     ------------------
                                        2005   2004
                                        ----   ----
(amounts in thousands)
Service cost                            $ 24   $ 24
Expected return on plan assets           (14)   (10)
Interest cost                             21     19
Amortization of prior service cost        (1)    (1)
Recognized net actuarial loss              4      4
                                        ----   ----
          Net periodic cost             $ 34   $ 36
                                        ====   ====
Actual contributions to the plan        $  0   $  0

(6)  Merger Agreement

The Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") dated September 28, 2005, with MainsSource Financial Group, Inc. A copy of the Merger Agreement was attached as an exhibit to the Company's Current Report on Form 8-K, which was filed with the SEC on September 29, 2005. A copy of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.

The transaction is expected to close in the first quarter of 2006; however, it is subject to a number of conditions precedent to the merger. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs as discussed in the Merger Agreement.

Upon the closing of the proposed transaction, the Company will record a number of charges including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial Statements. At September 30, 2005, no accrual has been made for these charges.

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

On September 28, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MainSource Financial Group, Inc. The Merger Agreement provides that the Company will be merged with and into MainSource, with MainSource being the surviving corporation. The Bank shall immediately thereafter merge with and into a to-be-formed interim Ohio commercial bank and wholly-owned subsidiary of MainSource. As a result of the transactions, the Bank will become a wholly owned subsidiary of MainSource.

The Company's stockholders will receive, in exchange for shares of Company stock, shares of MainSource common stock or cash, or a combination of stock and cash, subject to MainSource's ability to limit such stock consideration to 75% of the total consideration. The stock portion of the consideration furnished to the Company's shareholders is intended to qualify as a tax-free transaction.

The transaction is subject to certain conditions as further described in the Merger Agreement, including the prior approval of the Company's shareholders at a future special shareholders meeting to be called by the Company's Board of Directors, and applicable regulatory authorities. The merger is anticipated to close in the first quarter of 2006. A copy of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.

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

Other accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the the audited financial statements and notes thereto included in the Company's 2005 Annual Report to Shareholders, and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

FINANCIAL CONDITION

Total consolidated assets of the Company at September 30, 2005 were $200,609,000, compared to $199,881,000 at June 30, 2005, an increase of $728,000 or 0.4%.

CASH AND CASH EQUIVALENTS declined $3,080,000 or 34.3%, from $8,992,000 at June 30, 2005 to $5,912,000 at September 30, 2005. Management uses its short -term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.

NET LOANS increased $3.9 million or 2.3 %, from $171,187,000 at June 30, 2005, to $175,125,000 at September 30, 2005. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                BALANCE       BALANCE
                                             SEPTEMBER 30,     JUNE
                                                  2005       30, 2005    CHANGE    CHANGE
                                                (000'S)       (000'S)   ($000'S)     (%)
                                             -------------   --------   --------   ------
Residential single-family mortgages            $116,846      $111,985    $4,861      4.3%
Other residential and commercial mortgages       29,517        29,952      (435)    (1.5)
                                               --------      --------    ------
   Total mortgage loans                         146,363       141,937     4,426      3.1
Construction                                     17,492        18,281      (789)    (4.3)
Commercial business                               7,361         6,805       556      8.2
Consumer                                          1,535         1,681      (146)    (8.7)
Home improvement                                  9,062         8,598       464      5.4
Deposit and other                                   178           187        (9)     4.8
                                               --------      --------    ------    -----
      Gross loans                               181,991       177,489     4,502      2.5
Deferred loan fees                                  (63)          (84)      (21)    25.0
Undisbursed portion of loans                     (6,052)       (5,493)     (559)   (10.2)
Allowance for loan losses                          (751)         (725)      (26)    (3.6)
                                               --------      --------    ------
      Total loans, net                         $175,125      $171,187    $3,938      2.3%
                                               ========      ========    ======

THE ALLOWANCE FOR LOAN LOSSES increased slightly to $751,000 at September 30, 2005 from $725,000 June 30, 2005. This was the result of a provision for loan losses of $30,000 during the quarter ended September 30, 2005 and net charge-offs of $4,000. The ratio of the Company's allowance for loan losses to gross loans at September 30, 2005 remained unchanged at 0.41% as compared to June 30, 2005. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at September 30, 2005 and June 30, 2005.

                                  September 30,   June 30,
                                       2005         2005
                                  -------------   --------
Past due 90+ and still accruing      $179,000     $415,000
Non-accrual                           641,000      333,000
                                     --------     --------
Total non-performing loans           $820,000     $748,000
                                     ========     ========

The Bank's overall asset quality declined during the quarter with loans greater than 90 days past due and non-accruing increasing $72,000, from $748,000 at June 30, 2005 to $820,000 at September 30, 2005.

Non-performing loans, increased slightly from $748,000 at June 30, 2005, to $820,000 at September 30, 2005. Loans past-due 90 days or more and still accruing decreased from $415,000 at June 30, 2005 to $179,000 at September 30, 2005. This decline was primarily attributable to a decline in the status of five credit relationships. Four are single-family properties in which the Bank holds a first mortgage position totaling $468,000 ($276,000, $91,000, $30,000, and
$71,000). The fifth is a commercial business relationship totaling $62,000. The commercial delinquency is a renewal in which the Bank is waiting to receive updated financial statements. Note: At June 30, 2005, one loan ($276,000) was designated as "non-accrual" although it was less than 30-days past due.

These declines were partially offset by a $52,000 principal payment received on a non-accruing commercial real estate loan during the quarter.

Non-accrual loans increased $308,000 during the quarter from $333,000 at June 30, 2005, to $641,000 at September 30, 2005. The increase was attributable to the designation of three relationships as non-accrual. The first relationship ($52,000 and $20,000), is secured by first and second mortgages on the borrower's personal residence, which is valued at $86,000. The second loan ($55,000), is secured by a first mortgage on the borrower's personal residence, which is valued at $77,000. The third relationship ($71,000 and $31,000), is secured by first mortgages on two tracts of commercial real estate, which are valued at $159,000 and $90,000, respectively. Management continues to work closely with these borrowers to bring these loans current.

The ratio of the Company's allowance for loan losses to non-performing loans was 91.6% and 96.9% at September 30, 2005 and June 30, 2005, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.

DEPOSITS decreased $2,851,000, or 2.3%, from $126,520,000 at June 30, 2005 to
$123,669,000 at September 30, 2005. The following table illustrates changes in the various types of deposits for each period presented.

                                  BALANCE       BALANCE
                               SEPTEMBER 30,   JUNE 30,
                                    2005         2005      CHANGE    CHANGE
                                  (000'S)       (000'S)   ($000'S)     (%)
                               -------------   --------   --------   ------
Noninterest bearing accounts      $ 15,029     $ 14,620   $    409      2.8%
NOW accounts                        30,620       33,510     (2,890)    (8.6)
Super NOW accounts                   1,033        1,271       (238)   (18.7)
Passbook accounts                   22,942       24,049     (1,107)    (4.6)
Money market accounts               12,241       12,400       (159)   (12.8)
Certificates of deposit             41,804       40,670      1,134      2.8
                                  --------     --------   --------    -----
   Total deposits                 $123,669     $126,520    ($2,851)    (2.3)%
                                  ========     ========   ========    =====

The decrease in NOW accounts was primarily attributable to lower account balances being maintained in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other government agencies. This decrease in public fund deposits was primarily the result of the timing of real estate tax receipts by the local municipalities, many of which were collected during June, 2005 and transferred out of such public fund deposit accounts subsequent to June, 30, 2005.

TOTAL STOCKHOLDERS' EQUITY remained relatively unchanged from $24,925,000 at June 30, 2005, to $24,902,000 at September 30, 2005. The slight decrease was the result of $513,000 in dividends paid to the Company's stockholders, a $23,000 increase in the unrealized loss on securities available for sale and $134,000 related to the net change in equity related to the Company's ESOP during the quarter ended September 30, 2005, offset by $547,000 in net earnings and $101,000, in net options exercised related to the repurchase of stock, during the quarter ended September 30, 2005.

RESULTS OF OPERATIONS--COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company reported earnings of $547,000 for the three months ended September 30, 2005, an increase of $125,000, or 29.6%, from the $422,000 reported for the same period in 2004. Basic and diluted earnings per share increased $0.01 or 16.7% from $0.06 for the three months ended September 30, 2004 to $0.07 for the three months ended September 30, 2005. The Company's return on average assets was 1.09% for the three months ended September 30, 2005 compared to 0.87% for the same period in 2004. Return on average equity was 8.78% for the three months ended September 30, 2005, compared to 6.96% for the same period in 2004.

NET INTEREST INCOME was $1,896,000 for the three months ended September 30, 2005, $178,000, or 10.4%, greater than the $1,718,000 reported for three months ended September 30, 2004. Total interest income was $2,978,000 for the quarter ended September 30, 2005, an increase of $270,000, or 10.0% from the $2,708,000 reported during the quarter ended September 30, 2004. The increase in interest income was partially offset by a $93,000 increase in interest expense from $989,000 for the three months ended September 30 2004, to $1,082,000 for the three months ended September 30, 2005.

The increase was attributed to an increase in the balance of loans outstanding coupled with slightly higher interest rates earned on those loans. Average loans outstanding increased by $22.9 million or 15.2% from 151.0 million during the quarter ended September 30, 2004, to $173.9 during the quarter ended September 30, 2005.

Interest expense was $1,082,000 for the three months ended September 30, 2005, $93,000 or 9.4%, greater than the $989,000 recorded for the three months ended September 30 2004, as interest expense paid on certificates of deposit increased significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $325,000, $156,000 or 92.3% higher than the $169,000 recorded in three months ended September 30, 2004. The average balance of certificates of deposit increased by $5,069,000, from $29,872,000 for the three months ended September 30, 2004, to $34,941,000 for three months ended September 30, 2005. In addition, the average rate paid on those certificates of deposit increased by 145 basis points, from 2.24% during the three months ended September 30, 2004, to 3.69 % during the three months ended September 30, 2005. Interest expense on FHLB advances was $593,000, $110,000 or 15.6 % lower than the $703,000 recorded in the three months ended September 30, 2004. The average balance of FHLB advances declined by $6,868,000, from $55,500,000 for the three months ended September 30, 2004 to $48,632,000 for the three months ended September 30, 2005. In addition, the average interest rate paid on those FHLB advances decreased 19 basis points, from 5.03% during the three months ended September 30, 2004, to 4.84% during the same period in 2005.

THE PROVISION FOR LOAN LOSSES for the three months ended September 30, 2005 remained unchanged at $30,000, as compared to the same period in 2004. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for three months ended September 2005 were $4,000, as compared to $31,000 during the same period in 2004. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.

NONINTEREST INCOME was $659,000 for the three months ended September 30, 2005, $116,000 or 21.4% higher than the $543,000 reported for the three months ended September 30, 2004. The increase was almost entirely attributable to a $121,000 gain on the sale of the Company's credit card loan portfolio. Management believes that, in addition to protecting the Company from future losses associated with unsecured credit card lending, the Company will be more able to focus on other forms of consumer lending.

NONINTEREST EXPENSE was $1,720,000 for the three months ended September 30, 2005, $110,000 or 6.8% higher than the $1,610,000 reported for the three months ended September 30, 2004. The increase was attributable to increases in salaries and employee benefits, director fees, professional services and other noninterest expenses partially offset by declines in data processing fees and franchise taxes. Salaries and employee benefits increased $110,000 or 15.3% as a result of an increase in full time equivalents employees from 58 for the quarter ended September 30, 2004 to 60 for the quarter ended September 30, 2005, due to the addition of a new commercial lending officer and a banking center manager late in the fourth quarter of fiscal 2005. The balance of the increase in salaries and benefits was due to regular annual compensation increases. The $9,000 increase in director fees was attributable to an increase in the number of meetings during the quarter as the directors met to consider the previously discussed sale of the Company. Likewise, the $14,000 increase in professional fees during the quarter ended September 30, 2005 as compared to the same quarter in the previous year was primarily attributable to assistance provided in analyzing the potential sale of the Company. Other noninterest expense increased $29,000 during the quarter ended September 30, 2005 as compared to the same quarter in the previous year. This increase was the result of approximately $90,000 in expenses related to the previously mentioned sale of the Company's credit card portfolio which was offset by declines in nearly every category of other noninterest expense at management continued to focus on controlling costs. These increases were partially offset by declines in data processing fees and franchise tax expense. Data processing fees decline $35,000 due to fees charged by one of the trust department's third-party service providers in the quarter ended September 30, 2004, that were not incurred during the quarter ended September 30, 2005. In addition, franchise taxes declined $14,000 as a result of tax planning strategies implemented in the previous year to lower the Company's franchise tax expense.

TOTAL INCOME TAX EXPENSE was $258,000 (an effective tax rate of 32.1%) for the three months ended September 30, 2005, compared to $199,000 (an effective tax rate of 32.0%) during the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 12.31 % and 17.16% on September 30, 2005 and 2004, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At September 30, 2005, the Bank had outstanding commitments to fund existing construction loans of $6,020,000, originate mortgage loans of $5,830,000, open-end consumer lines of credit of $6,251,000, unused commercial lines of credit of $3,916,000 and standby letters of credit of $3,136,000. As of September 30, 2005, certificates of deposit scheduled to mature in one year or less totaled $26,728,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $ 22,956,000 or 11.49 % of adjusted total assets, and risk-based capital at $ 23,707,000 or 17.53 % of risk-weighted assets. The required minimum ratios of the OTS are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At September 30, 2005, the Bank's cash and cash equivalents totaled $5,912,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, Management believes the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company's liquidity, capital resources or operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's market risk since June 30, 2005, except as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2, above. For information regarding the Company's Market Risk, refer to the Company's Form 10-K for the year ending June 30, 2005.

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

No changes were made to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company is involved in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

          In the quarter ended September 30, 2005, the Company made the following repurchases of common stock:

                                                               TOTAL NUMBER        MAXIMUM NUMBER OF
                             TOTAL NUMBER       AVERAGE     OF SHARES PURCHASED    SHARES THAT MAY BE
                                  OF          PRICE PAID   AS PART OF PUBLICLY    PURCHASED UNDER THE
         PERIOD            SHARES PURCHASED    PER SHARE    ANNOUNCED PLANS (1)    PLANS OR PROGRAMS
         ------            ----------------   ----------   --------------------   -------------------
July 1-31, 2005 ........           0             N/A                 0                  246,000
August 1-31, 2005 ......           0             N/A                 0                      N/A
September 1-30, 2005 ...           0             N/A                 0                      N/A

(1) During July, 2004, the Company's Board of Directors authorized the repurchase of up to 365,000 shares of the Company's common stock, which expired in July, 2005. As indicated in the table, there were no share repurchases during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting was held on October 27, 2005 at Edison Junior College in Piqua, Ohio at 3:00 p.m. Proxies were solicited from shareholders pursuant to Regulation 14A of the Exchange Act. The meeting included the following matters voted upon by shareholders:

          1. The election of Thomas E. Robinson, Donald Cooper and Richard W. Klockner to two-year terms on the Company's Board of Directors. The vote was 4,081,704 in favor and 99,841 withheld for Thomas E. Robinson, 4,172,384 in favor and 9,161 withheld for Donald Cooper and 4,173,320 in favor and 8,225 withheld for Richard W. Klockner. Incumbent Directors who were not nominees for election at the meeting are: William J. McGraw, III, Ronald B. Scott and James S. Wilcox.

          2. The ratification of BKD, LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 2006. The vote was 4,167,946 in favor and 7,007 against, with 6,792 abstaining.

ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6. EXHIBITS

     a.   Exhibits

          2.1 Agreement and Plan of Merger by and among MainSource Financial Group, Inc., Peoples Ohio Financial Corporation and Peoples Savings Bank of Troy dated September 28, 2005 (incorporated by reference to the Form 8-K filed with the SEC on September 29, 2005, Exhibit 2.1).

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

                                        PEOPLES OHIO FINANCIAL CORPORATION


Dated: November 14, 2005                By /s/ Ronald B. Scott
                                           -------------------------------------
                                           Ronald B. Scott
                                           President, Chief Executive Officer


                                        By /s/ Richard J. Dutton
                                           -------------------------------------
                                           Richard J. Dutton
                                           Vice-President,
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits
-----------   -----------------------
    2.1       Agreement and Plan of Merger by and among MainSource Financial
              Group, Inc., Peoples Ohio Financial Corporation and Peoples
              Savings Bank of Troy dated September 28, 2005 (incorporated by reference to the Form 8-K filed with the SEC on September 29,
              2005, Exhibit 2.1).

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