Form 10-Q
period 2005-12-31
PEOPLES OHIO FINANCIAL CORP
filed 2006-02-17
CIK 1157843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period _____________________________________

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

     ______________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILLING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO
    -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER AND LARGE ACCELERATED FILER IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER      ACCELERATED FILER      NON-ACCELERATED FILER   X
                        ----                   ----                       -----
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES       NO   X
    -----    -----

As of FEBRUARY 14, 2006, there were 7,331,629 common shares of the registrant issued and outstanding.

                       PEOPLES OHIO FINANCIAL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of December 31,
              2005 and June 30, 2005.

              Condensed Consolidated Statements of Income for the three and six months ended December 31, 2005 and 2004.

              Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004.

              Condensed Consolidated Statement of Shareholders' Equity for the six months ended December 31, 2005.

              Notes to Condensed Consolidated Financial Statements.

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

   Item 3.    Quantitative and Qualitative Disclosures about Market
              Risk.

   Item 4.    Controls and Procedures.

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings.

   Item 1A.   Risk Factors.

   Item 2.    Unregistered Sales of Equity in Securities and Use of
              Proceeds.

   Item 3.    Defaults upon Senior Securities.

   Item 4.    Submission of Matters to a Vote of Security Holders.

   Item 5.    Other Information.

   Item 6.    Exhibits.

SIGNATURE PAGE

INDEX TO EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

                       PEOPLES OHIO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                        2005          JUNE 30
                                                                     (UNAUDITED)       2005
                                                                    ------------   ------------
ASSETS
Cash and cash equivalents                                           $  5,904,228   $  8,991,963
Held-to -maturity securities (fair value $458,000 and $486,000)          456,366        460,690
Available-for-sale securities                                          3,700,713      3,960,867
Loans, net  of allowance for loan losses of $785,338 and $725,090    178,695,875    171,187,044
Premises and equipment                                                 3,880,729      4,053,989
Federal Home Loan Bank stock                                           5,890,200      5,735,700
Interest receivable                                                      777,798        733,000
Bank-owned life insurance                                              4,447,004      4,362,364
Other assets                                                             289,325        395,252
                                                                    ------------   ------------
            Total assets                                            $204,042,238   $199,880,869
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                         $119,108,217   $126,520,450
   Federal Home Loan Bank (FHLB) advances                             56,194,640     46,123,030
   Interest payable                                                      394,919        156,400
   Other liabilities                                                   2,366,550      1,655,503
                                                                    ------------   ------------
            Total liabilities                                        178,064,326    174,455,383
                                                                    ------------   ------------
Commitments and Contingent Liabilities                                        --             --

Equity from ESOP Shares                                                  652,802        500,278
                                                                    ------------   ------------
Shareholders' equity:
   Preferred stock, no par value, 1,000,000  shares authorized;
      none issued or outstanding                                              --             --
   Common stock, no par value, 15,000,000 shares authorized;
      7,583,652 and 7,583,652 shares issued less ESOP shares of
      122,019 and 112,019                                              7,461,633      7,461,633
   Additional paid-in capital                                             78,348         51,548
   Treasury stock, at cost, 252,023 and 301,843 shares                (1,064,525)    (1,265,922)
   Accumulated other comprehensive income                                (41,144)        (6,455)
   Retained earnings                                                  18,890,798     18,684,404
                                                                    ------------   ------------
            Total shareholders' equity                                25,325,110     24,925,208
                                                                    ------------   ------------
         Total liabilities and shareholders' equity                 $204,042,238   $199,880,869
                                                                    ============   ============

See notes to condensed consolidated financial statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          31-DEC                    31-DEC
                                                                 -----------------------   -----------------------
                                                                    2005         2004         2005         2004
                                                                 ----------   ----------   ----------   ----------
INTEREST INCOME
   Interest and fees on loans                                    $2,860,345   $2,576,024    5,694,740   $5,056,887
   Interest on mortgage-backed securities and other securities       46,288       96,305       88,857      249,033
   Other interest and dividend income                               114,601       82,923      215,175      157,007
                                                                 ----------   ----------   ----------   ----------
         Total interest income                                    3,021,234    2,755,252    5,998,772    5,462,927
                                                                 ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Deposits                                                         502,506      280,049      991,095      566,537
   Borrowings                                                       658,640      707,884    1,251,965    1,410,870
                                                                 ----------   ----------   ----------   ----------
         Total interest expense                                   1,161,146      987,933    2,243,060    1,977,407
                                                                 ----------   ----------   ----------   ----------

         Net interest income                                      1,860,088    1,767,319    3,755,712    3,485,520
PROVISION FOR LOAN LOSSES                                            30,000       30,000       60,000       60,000
                                                                 ----------   ----------   ----------   ----------
         Net interest income after provision for loan losses      1,830,088    1,737,319    3,695,712    3,425,520
                                                                 ----------   ----------   ----------   ----------
OTHER INCOME

   Service charges on deposit accounts and other                     68,266       73,019      141,315      149,520
   Service charges derived from ATM                                  51,858       47,981      103,503       93,038
   Overdraft / NSF fees                                             220,474      226,541      452,278      458,805
   Fiduciary activities                                             118,971       97,959      246,961      230,559
   Increase in cash value of bank owned life insurance               47,078       43,512       93,884       92,536
   Gain on sale of credit card portfolio                                  0            0      121,420            0
   Other income                                                       5,774        5,011       11,763       12,398
                                                                 ----------   ----------   ----------   ----------
         Total other income                                         512,421      494,023    1,171,124    1,036,856
                                                                 ----------   ----------   ----------   ----------
OTHER EXPENSES

   Salaries and employee benefits                                   832,356      696,914    1,662,346    1,417,172
   Director fees                                                     29,825       39,000       77,975       78,000
   Net occupancy expenses                                           111,773      105,484      225,629      214,696
   Equipment expenses                                                29,253       34,963       59,220       69,455
   Professional services                                            209,294       97,082      297,424      171,490
   Advertising                                                       36,787       37,388       69,240       71,414
   Data processing fees                                             148,294      163,677      297,439      347,446
   State of Ohio franchise taxes                                     53,251       75,000      113,753      150,000
   Other expenses                                                   243,760      321,926      611,676      661,420
                                                                 ----------   ----------   ----------   ----------
         Total other expenses                                     1,694,593    1,571,434    3,414,702    3,181,093
                                                                 ----------   ----------   ----------   ----------
      INCOME BEFORE FEDERAL INCOME TAX                              647,916      659,908    1,452,134    1,281,283
FEDERAL INCOME TAX EXPENSE                                          204,284      219,245      461,804      418,906
                                                                 ----------   ----------   ----------   ----------

NET INCOME                                                       $  443,632   $  440,663      990,330   $  862,377
                                                                 ==========   ==========      =======   ==========
PER SHARES DATA:
   BASIC EARNINGS PER SHARE                                      $     0.06   $     0.06   $     0.14   $     0.12
   DILUTED EARNINGS PER SHARE                                    $     0.06   $     0.06   $     0.13   $     0.12
   DIVIDENDS PER SHARE                                           $       --   $       --   $     0.07   $    0.065

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                   2005           2004
                                                               ------------   ------------
OPERATING ACTIVITIES
   Net income                                                  $    990,330   $    862,377
   Adjustments to reconcile net income
      to net cash provided by operating activities
   Provision for loan losses                                         60,000         60,000
   Depreciation and amortization                                    174,453        190,356
   Investment securities amortization (accretion), net                7,322        (24,180)
   Federal Home Loan Bank stock dividends                          (154,500)      (117,800)
   Increase in cash value of life insurance                          84,640         85,135
   Net change in other assets/ other liabilities                    863,554        963,335
                                                               ------------   ------------
         Net cash provided by operating activites                 2,025,799      2,019,223
                                                               ------------   ------------
INVESTING ACTIVITIES
   Net change in loans                                           (7,568,831)   (10,931,692)
   Proceeds from maturities of securities held to maturity            3,832          4,416
   Proceeds from maturities of securities available for sale        200,765     10,735,018
   Purchases of premises and equipment                               (1,193)        (3,362)
                                                               ------------   ------------
         Net cash provided (used) by investing activities        (7,365,427)      (195,620)
                                                               ------------   ------------
FINANCING ACTIVITIES
   Net change in
      Interest-bearing demand and savings deposits               (3,765,086)    (4,676,097)
      Certificates of deposit                                    (3,647,147)      (309,972)
   Proceeds from FHLB advances                                   35,500,000     21,732,000
   Repayment of FHLB advances                                   (25,428,390)   (22,406,282)
   Cash dividends                                                  (513,214)      (471,624)
   Proceeds from exercise of stock options                          105,730        177,888
   Purchase/Reissuance of treasury stock                                  0       (502,152)
                                                               ------------   ------------
         Net cash provided (used) by financing activities         2,251,893     (6,456,239)
                                                               ------------   ------------
Net Change in Cash and Cash Equivalents                          (3,087,735)    (4,632,636)
Cash and cash equivalents, Beginning of Period                    8,991,963     10,875,107
                                                               ------------   ------------
Cash and cash equivalents, End of Period                       $  5,904,228   $  6,242,471
                                                               ============   ============
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                               $  2,004,541   $  1,958,790
   Income tax paid                                                       --             --

See notes to condensed consolidated financial statements

                       PEOPLES OHIO FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                                             Accumulated
                                                   Additional                                   other           Total
                                        Common       paid-in      Retained      Treasury    comprehensive   shareholders'
                                         stock       capital      earnings       stock          income          equity
                                      ----------   ----------   -----------   -----------   -------------   -------------
BALANCE AT JUNE 30, 2005              $7,461,633     $51,548    $18,684,404   ($1,265,922)     ($6,455)      $24,925,208
Net income                                    --          --        990,330                                      990,330
Net change in Unrealized Gain/Loss
   on AFS Securities                                                                           (34,689)          (34,689)
                                                                                                              ----------
Total comprehensive income                                                                                       955,641
Cash dividends declared
   on common stock ($.07 per share)                       --       (513,214)                                    (513,214)
Exercise of stock options                                          (118,198)      201,397                         83,199
Tax benefit from exercise of stock
   options                                    --       4,269              0                                        4,269
Compensation expense related
   to vested stock options                            22,531                                                      22,531
Net change in equity from ESOP
   shares                                     --                   (152,524)                                    (152,524)
                                      ----------     -------    -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 2005          $7,461,633     $78,348    $18,890,798   ($1,064,525)    ($41,144)      $25,325,110
                                      ==========     =======    ===========   ===========     =========      ===========

See Notes to Condensed Consolidated Financial Statements

                       PEOPLES OHIO FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

     (1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of December 31, 2005 and June 30, 2005, the results of operations for the three and six-month periods ended December 31, 2005 and 2004, and cash flows for the six-month periods ended December 31, 2005 and 2004.

All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six-month periods ended December 31, 2005, are not necessarily indicative of results for the entire fiscal year.

The condensed consolidated balance sheet of Peoples Ohio Financial Corporation (the "Company") as of June 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

     (2)  Earnings Per Share

The following table is for the three and six-month periods ending December 31, 2005 and 2004 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share ("EPS") as well as the dilutive effect of stock options.

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    DECEMBER 31,            DECEMBER 31,
                                               ---------------------   ---------------------
                                                  2005        2004        2005        2004
                                               ---------   ---------   ---------   ---------
Weighted average number of common shares
   outstanding (basic EPS)                     7,322,989   7,273,859   7,331,629   7,273,498

Dilutive effect of stock options                 132,061     111,880     114,408     129,424
                                               ---------   ---------   ---------   ---------
Weighted average number of common shares
   and equivalents outstanding (diluted EPS)   7,455,050   7,385,739   7,446,037   7,402,922
                                               =========   =========   =========   =========

Options to purchase 135,370 and 193,870 shares of common stock with exercise prices ranging from $6.81 to $8.13 and $4.20 to $8.13 per share were outstanding at December 31, 2005 and 2004, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

     (3) Change in Accounting Principle

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123 (R)"). SFAS 123 (R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected the modified prospective application and, as a result, has recorded approximately $9,000 and $22,500 in compensation expense related to vested stock options less estimated forfeitures for the three and six-month periods ended December 31, 2005. Certain disclosures required by SFAS 123 (R) have been omitted due to their immaterial nature.

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

                                               THREE MONTHS   SIX MONTHS
                                                   ENDED          ENDED
                                               DECEMBER 31,   DECEMBER 31,
                                               ------------   ------------
                                                   2005           2005
                                               ------------   ------------
(amounts in thousands except per share data)
   Net income, as reported                        $ 441          $ 862
   Less:  Total stock-based employee
      compensation cost determined under the
      fair value based method, net of income
      taxes                                         (13)           (24)
                                                  -----          -----
   Pro forma net income                           $ 428          $ 838
                                                  =====          =====
   Earnings per share:
      Basic - as reported                         $0.06          $0.12
      Basic - pro forma                           $0.06          $0.12
      Diluted - as reported                       $0.06          $0.12
      Diluted - pro forma                         $0.06          $0.11

     (5) Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan (the Plan) covering substantially all employees. Components of the net periodic benefits costs of the plan are as follows:

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                        DECEMBER 31,        DECEMBER 31,
                                     ------------------   ----------------
                                        2005   2004         2005   2004
                                        ----   ----         ----   ----
(amounts in thousands)
Service cost                            $ 24   $ 24         $ 48   $ 48
Expected return on plan assets           (14)   (10)         (28)   (20)
Interest cost                             21     19           42     38
Amortization of prior service cost        (1)    (1)          (2)    (2)
Recognized net actuarial loss              4      4            8      8
                                        ----   ----         ----   ----
   Net periodic cost                    $ 34   $ 36         $ 68   $ 72
                                        ====   ====         ====   ====
Actual contributions to the plan        $  0    $ 0         $  0   $  0

On December 5, 2005, the Bank's Board of Directors took action to freeze the Plan. No additional benefits will accrue to Plan participants as a result of this action. A curtailment loss in accordance with FAS 88 was not recorded due to the fact that it was immaterial to the financial statements.

     (6) Merger Agreement

The Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") dated September 28, 2005, with MainsSource Financial Group, Inc. A copy of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.

The transaction is expected to close in the second calendar quarter of 2006; however, it is subject to a number of conditions precedent. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs as discussed in the Agreement and Plan of Merger.

Upon the closing of the proposed transaction, the Company will record a number of charges including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial Statements. As of December 31, 2005, no accrual had been made for these charges.

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

The transaction is subject to certain conditions as further described in the Merger Agreement, including the prior approval of the Company's shareholders at a future special shareholders meeting to be called by the Company's Board of Directors, and applicable regulatory authorities. The merger is anticipated to close in the second calendar quarter of 2006. A copy of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.

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

FINANCIAL CONDITION

Total consolidated assets of the Company at December 31, 2005 were $204,042,000, as compared to $199,881,000 at June 30, 2005, an increase of $4,161,000 or 2.1%.

CASH AND CASH EQUIVALENTS declined $3,088,000 or 34.3%, from $8,992,000 at June 30, 2005 to $5,904,000 at December 31, 2005. Management uses its short-term "cash accounts" to hold funds generated from these regular banking activities as it evaluates investment (loan) alternatives.

NET LOANS increased $7.5 million or 4.4 %, from $171,187,000 at June 30, 2005, to $178,696,000 at December 31, 2005. The following table illustrates changes in the Bank's loan portfolio by category for each period presented.

                                                BALANCE     BALANCE
                                             DECEMBER 31,   JUNE 30,    CHANGE    CHANGE
                                                 2005         2005     ($000'S)     (%)
                                             ------------   --------   --------   ------
                                                (000'S)      (000'S)
Residential single-family mortgages            $120,596     $111,985   $ 8,611      7.7%
Other residential and commercial mortgages       28,588       29,952    (1,364)    (4.6)
                                               --------     --------   -------
   Total mortgage loans                         149,184      141,937     7,247      5.1
Construction                                     18,344       18,281        63      0.3
Commercial business                               7,655        6,805       850     12.5
Consumer                                          1,249        1,681      (432)   (25.7)
Home improvement                                  9,540        8,598       942     11.0
Deposit and other                                   174          187       (13)    (7.0)
                                               --------     --------   -------
   Gross loans                                  186,146      177,489     8,657      4.9
Deferred loan fees                                  (49)         (84)       35     41.7
Undisbursed portion of loans                     (6,616)      (5,493)   (1,123)   (20.4)
Allowance for loan losses                          (785)        (725)      (60)    (8.3)
                                               --------     --------   -------
      Total loans, net                         $178,696     $171,187   $ 7,509      4.4%
                                               ========     ========   =======

THE ALLOWANCE FOR LOAN LOSSES increased slightly to $785,000 at December 31, 2005 from $725,000 June 30, 2005. This was the result of a provision for loan losses of $60,000 during the quarter ended December 31, 2005. The ratio of the Company's allowance for loan losses to gross loans at December 31, 2005 increased slightly to 0.42% from 0.41% at June 30, 2005. The allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.

The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at December 31, 2005 and June 30, 2005.

                                  December 31,   June 30,
                                      2005         2005
                                  ------------   --------
Past due 90+ and still accruing    $  238,000    $334,000
Non-accrual                         1,014,000     415,000
                                   ----------    --------
Total non-performing loans         $1,252,000    $748,000
                                   ==========    ========

The Bank's overall asset quality declined during the period with non-performing loans increasing $504,000, from $748,000 at June 30, 2005 to $1,252,000 at
December 31, 2005.

Loans past-due 90 days or more and still accruing decreased from $334,000 at June 30, 2005 to $238,000 at December 31, 2005. The decline was attributable to the classification of three delinquent relationships totaling $146,000, as non-accrual during the period (see further discussion below), and the sale during the period of property securing a delinquent loan ($123,000) resulting the full repayment of the past-due loan. These declines were offset by deterioration in six other credit relationships. Five are single-family residential properties in which the Bank holds a first mortgage position totaling $265,000 ($57,000, $91,000, $71,000, $31,000 and $15,000). The sixth is a commercial relationship totaling $25,000 in which the Bank holds a first mortgage position. Note: At June 30, 2005, one loan ($276,000) was designated as "non-accrual" although it was less than 30-days past due.

Non-accrual loans increased $599,000 during the period from $415,000 at June 30, 2005, to $1,014,000 at December 31, 2005. The increase was attributable to the designation of four relationships as non-accrual. The first relationship ($52,000 and $20,000), is secured by first and second mortgages on the borrower's personal residence, which is valued at $86,000. The second loan ($55,000), is secured by a first mortgage on the borrower's personal residence, which is valued at $77,000. The third relationship ($31,000), is secured by a first mortgage on commercial real estate, valued at $90,000, respectively. The fourth relationship ($453,000), is secured by a first mortgage on commercial real estate, which is valued at $760,000. Management continues to work closely with these borrowers to bring these loans current.

The ratio of the Company's allowance for loan losses to non-performing loans was 62.7% and 96.9% at December 31, 2005 and June 30, 2005, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.

DEPOSITS decreased $7,412,000, or 5.6%, from $126,520,000 at June 30, 2005 to
$119,108,000 at December 31, 2005. The following table illustrates changes in the various types of deposits for each period presented.

                                  BALANCE      BALANCE
                               DECEMBER 31,   JUNE 30,     CHANGE    CHANGE
                                   2005         2005      ($000'S)     (%)
                               ------------   --------   ---------   ------
                                  (000'S)     (000'S)
Noninterest bearing accounts     $ 11,675     $ 14,620   $ (2,945)    20.1%
NOW accounts                       30,440       33,510     (3,070)    (9.2)
Super NOW accounts                  1,087        1,271       (184)   (14.5)
Passbook accounts                  20,519       24,049     (3,530)   (14.7)
Money market accounts              11,011       12,400     (1,389)   (11.2)
Certificates of deposit            44,376       40,670      3,706      9.1
                                 --------     --------    --------
   Total deposits                $119,108     $126,520    ($7,412)    (5.9)%
                                 ========     ========    ========

The decrease in NOW accounts was primarily attributable to lower account balances being maintained in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other government agencies. This decrease in public fund deposits was primarily the result of the timing of real estate tax receipts by the local municipalities, many of which were collected during June, 2005 and transferred out of such public fund deposit accounts subsequent to June 30, 2005. The decline in all other transaction and savings deposit accounts was attributable to customers migrating from lower yielding deposit accounts to certificates of deposit in order to take advantage of higher yields.

TOTAL STOCKHOLDERS' EQUITY increased from $24,925,000 at June 30, 2005, to $25,325,000 at December 31, 2005. The increase was the result of $990,000 in net earnings and $110,000, in net changes related to the company's option plan and the exercise of options during the period ended December 31, 2005, offset by $513,000 in dividends paid to the Company's stockholders, a $35,000 increase in the unrealized loss on securities available for sale and $153,000 related to the net change in equity related to the Company's ESOP, during the period ended December 31, 2005.

RESULTS OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

The Company reported earnings of $990,000 for the six months ended December 31, 2005, an increase of $128,000, or 14.8%, from the $862,000 reported for the same period in 2004. Basic and fully diluted earnings per share were $0.14 for the six months ended December 31, 2005, an increase of $0.01 or 8.3% in comparison to the $0.12 for both basic and fully diluted earnings per share for the same period in 2004. The Company's return on average assets was 0.98% for the six months ended December 31, 2005 compared to 0.90% for the same period in 2004. Return on average equity was7.90% for the six months ended December 31, 2005, compared to 7.09% for the same period in 2004.

NET INTEREST INCOME was $3,756,000 for the six months ended December 31, 2005, an increase of $270,000 or 7.7% when compared to the $3,486,000 reported for six months ended December 31, 2004. Total interest income was $5,999,000 for the six months ended December 31, 2005, an increase of $536,000, or 9.8% from the $5,463,000 reported during the six months ended December 31, 2004. This increase in interest income was partially offset by a $266,000 or 13.5% increase in interest expense from $1,977,000 for the six months ended December 31 2004, to $2,243,000 for the six months ended December 31, 2005.

Average loans outstanding increased from $155,000,000 during the six months ended December 31, 2004, to $178,000,000 during the six months ended December 31, 2005. This increase was the result of strong demand for residential construction, commercial real estate and home equity loans during the period and a continued effort by management to grow this shorter-term portion of its loan portfolio. The increase in average loans outstanding was mitigated by the continued low interest rate environment's impact on the average yield of the Company's loan portfolio. Management noted that the average yield on the Company's loan portfolio declined 10 basis points from 6.45% during the six months ended December 31, 2004 to 6.35% during the six months ended December 31, 2005.

Interest expense was $2,243,000 for the six months ended December 31, 2005, $266,000 or 13.5%, greater than the $1,977,000 recorded for the six months ended December 31 2004. While interest expense on all types of deposits grew, this increase was primarily attributable to the increase in interest paid on certificates of deposit. Interest expense on certificates of deposit was $669,000, $338,000 or 102.1% higher than the $331,000 recorded in six months ended December 31, 2004. The average balance of certificates of deposit increased by $13,274,000 or 56.2% from $23,606,000 for the six months ended December 31, 2004, to $36,880,000 for six months ended December 31, 2005. In addition to this increase in average certificates of deposit outstanding, the average rate paid on those certificates increased 78 basis points, from 2.82% during the six months ended December 31, 2004, to 3.60% during the six months ended December 31 2005.

The increase in interest expense was partially offset by a decline in interest expense paid on FHLB advances. Interest expense paid on FHLB advances was $1,252,000, for the six months ended December 31, 2005, $159,000 or 11.3% lower than the $1,411,000 recorded in the six months ended December 31, 2004. While the average balance of FHLB advances remained fairly stable, increasing $927,000, from $55,320,000 for the six months ended December 31, 2004 to $56,247,000 for the six months ended December 31, 2005, the average rate paid on those advances declined 64 basis points, from 5.06% during the six months ended December 31 2004, to 4.42% during the same period in 2005.

THE PROVISION FOR LOAN LOSSES was $60,000 for six months ended December 31, 2005 and the same period in 2004. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net charge-offs for the six months ended December 31, 2005 were $0 compared to $270,000 during the same period in 2004. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.

NONINTEREST INCOME was $1,171,000 for six months ended December 31, 2005, $134,000 or 12.9% greater than the $1,037,000 reported for the six months ended December 31, 2004. The increase was almost entirely attributable to a $121,000 gain on the sale of the Bank's credit card portfolio during the period.

NONINTEREST EXPENSE was $3,415,000 for six months ended December 31, 2005, $234,000 or 7.4% higher than the $3,181,000 reported for the six months ended December 31, 2004. Increases in salaries and employee benefits were primarily responsible for the increase: salaries and employee benefits increased $245,000 or 17.3% and professional services increased $126,000 or 73.7%. These increases in noninterest expense were partially offset by a decline in data processing fees of $50,000 or 14.4%, a decline in State of Ohio franchise taxes of $36,000 or 24.0% and a decline in other noninterest expense of $49,000 or 7.4%.

The increase in salaries and employee benefits was due to the addition of a new commercial lending officer and a banking center manager late in the fourth quarter of fiscal year 2005. The balance of the increase in salary and employee benefits was due to regular annual increases. The increase in other professional services was attributable to services provided in conjunction with the Company's pending sale. Partially offsetting these increases were declines in data processing fees and State of Ohio franchise taxes. The decline in data processing fees were the result of fees charged by one of the trust department's third-party service providers in the first quarter of fiscal 2005 that were not incurred in the current period. The decline in State of Ohio franchise taxes was the result of strategies implemented in the previous year to lower the Company's franchise tax expense. The decline in other noninterest expense, as well as, several of the other noninterest expense categories was the result of management's continued focus on controlling the Bank's noninterest expense.

TOTAL INCOME TAX EXPENSE was $462,000 (an effective tax rate of 31.8%) for the six months ended December 31, 2005, compared to $419,000 (an effective tax rate of 32.7%) during the six months ended December 31, 2004.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.

The Company reported earnings of $444,000 for the three months ended December 31, 2005, an increase of $3,000, or 0.7%, from the $441,000 reported for the same period in 2004. Both basic and diluted earnings per share were unchanged at $0.06 for the three months ended December 31, 2005, and 2004. The Company's return on average assets was 0.88% for the three months ended December 31, 2005 compared to 0.92% for the same period in 2004 while return on average equity was 7.07% for the three months ended December 31, 2005 compared to 7.26% for the same period 2004.

NET INTEREST INCOME was $1,860,000 for the three months ended December 31, 2005, $93,000, or 5.3%, greater than the $1,767,000 reported for three months ended December 31, 2004.

Interest income increased to $3,021,000 for the three months ended December 31, 2005, from $2,755,000 for the three months ended December 31 2004. Interest income earned on loans increased by $284,000 or 11.0%, from $2,576,000 for the three months ended December 31, 2004, to $2,860,000 for the three months ended December 31, 2005. This was attributable to an increase in the average balance of total loans outstanding, from $158,100,000 for the quarter ended December 31, 2004 to $176,200,000 for the quarter ended December 31, 2005, coupled with a slight increase in the overall yield on loans of 8 basis points from 6.41% during the quarter ended December 31, 2004, to 6.49% during the quarter ended December 31, 2005. Interest income earned on investment securities and other interest earning assets declined by $18,000 or 10.1%, from $179,000 for the three months ended December 31, 2004, to $131,000 for the three months ended December 31, 2005. This decline was solely the result of management's reinvestment of proceeds from maturing investment securities into the loan portfolio.

Interest expense was $1,161,000 for the three months ended December 31, 2005, an increase of $173,000 or 17.5%, $988,000 for the three months ended December 31 2004. This increase was the result of the higher interest rate environment coupled with a change in funding from FHLB advances to customer deposits. Average total deposits increased $10,600,000, from $113.200,000 for the quarter ended December 31, 2004, to $123,800,000 during the quarter ended December 31, 2005, while the average rate paid on deposit accounts increased from 0.98% during the quarter ended December 31, 2004, to 1.63 % during the quarter ended December 31, 2005. The Bank paid-off maturing long-term FHLB advances during the period, accordingly, the average balance of FHLB borrowings declined from $55,100,000 during the quarter ended December 31, 2004, to $51,900,000 during the quarter ended December 31, 2005, the average rate paid on those advances declined slightly from 5.11% during the quarter ended December 31, 2004, to 5.08% during the quarter ended December 31, 2005.

THE PROVISION FOR LOAN LOSSES was $30,000 for three months ended December 31, 2005 and for the same period in 2004. The provision for both periods reflects management's analysis of the Bank's loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Total charge-offs for three months ended December 2005 were $6,000 compared to $244,000 during the same period in 2004. Included in the $244,000 charged-off during the three months ended December 31, 2004, was $156,000 related to a problem credit that had been specifically reserved for in a prior period. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.

NONINTEREST INCOME remained fairly stable increasing $18,000 or 3.6% from the three-month period ending December 31, 2004, compared to the same period in 2005.

NONINTEREST EXPENSE was $1,695,000 for three months ended December 31, 2005, $124,000 or 7.9% greater than the $1,571,000 reported for the three months ended December 31, 2004. This increase was primarily the result of a $135,000 or 19.4% increase in salary and employee benefits due to regular salary increases and the previously mentioned new commercial loan officer and banking center manager, and a $112,000 increase in professional services related to the pending sale of the Company. These increases were partially offset by a decline in other noninterest expense of $78,000 or 24.2% from $322,000 for the quarter ending December 31, 2004 to $244,000 for the quarter ending December 31,2005, as management continued its focus on cost control.

TOTAL INCOME TAX EXPENSE was $204,000 (an effective tax rate of 31.5%) for the three months ended December 31, 2004, compared to $219,000 (an effective tax rate of 33.2%) during the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY AND THE BANK

Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's regulatory liquidity was 11.59% and 14.28% at December 31, 2005 and 2004, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.

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

At December 31, 2005, the Bank had outstanding commitments to fund existing construction loans of $6,616,000, originate loans of $4,446,000, open-end consumer lines of credit of $6,856,000, unused commercial lines of credit of $4,685,000 and standby letters of credit of $2,988,000. As of December 31, 2005, certificates of deposit scheduled to mature in one year or less totaled $31,130,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.

The Bank is required by Office of Thrift Supervision ("OTS") regulations to meet certain minimum capital requirements. At December 31, 2005, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $23,456,000 or 11.55% of adjusted total assets, and risk-based capital at $ 24,282,000 or 17.78% of risk-weighted assets. The minimum ratios required by the OTS are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.

The Bank's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank's operating, financing lending and investing activities during any given period. At December 31, 2005, the Bank's cash and cash equivalents totaled $5,904,000. The Company's and Bank's future short -term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

In the quarter ended December 31, 2005, the Company made no repurchases of common stock:

                                                             TOTAL NUMBER           MAXIMUM
                                                              OF SHARES            NUMBER OF
                                                          PURCHASED AS PART   SHARES THAT MAY BE
                            TOTAL NUMBER       AVERAGE       OF PUBLICLY        PURCHASED UNDER
                                 OF          PRICE PAID    ANNOUNCED PLANS       THE PLANS OR
      PERIOD              SHARES PURCHASED    PER SHARE          (1)               PROGRAMS
      ------              ----------------   ----------   -----------------   ------------------
October 1-31, 2005 ....         0                N/A              0                  N/A
November 1-30, 2005 ...         0                N/A              0                  N/A
December 1-31, 2005 ...         0                N/A              0                  N/A

(1) During July, 2004, the Company's Board of Directors authorized the repurchase of up to 365,000 shares of the Company's common stock, which expired in July, 2005. As indicated in the table, there were no share repurchases during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information contained in Part II Item 4 of the Company's Form 10-Q filed with the SEC on November 14, 2005, for the period ended September 30, 2005, is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

     3.1 Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the "Form 8-A"), Exhibit 2(a))

     3.2 Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

     10.1 Peoples Savings Bank of Troy 2001 Stock Option and Incentive Plan (Incorporated by reference to Appendix D to the prospectus/proxy statement filed on Form S-4 (Registration No. 333-68802)).

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

                                        PEOPLES OHIO FINANCIAL CORPORATION


Dated: February 17, 2006                By /s/ Ronald B. Scott
                                           -------------------------------------
                                           Ronald B. Scott
                                           President, Chief Executive Officer


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

3.2           Peoples Ohio Financial Corporation Amended and Restated Code of
              Regulations (Incorporated by reference to the Form 8-A, Exhibit
              2(b))

10.1          Peoples Savings Bank of Troy 2001 Stock Option and Incentive Plan
              (Incorporated by reference to Appendix D to the prospectus/proxy statement filed on Form S-4 (Registration No. 333-68802)).

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