Form 10-Q
period 2006-03-31
PEOPLES OHIO FINANCIAL CORP
filed 2006-05-15
CIK 1157843

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of May 15, 2006, there were 7,346,864 common shares of the registrant issued and outstanding.

PEOPLES OHIO FINANCIAL CORPORATION

Item 1. Financial Statements
Peoples Ohio Financial Corporation
Condensed Consolidated Balance Sheets

	March 31	June 30
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$5,438,223	$8,991,963
Held-to -maturity securities (fair value $431,000 and $486,000)	428,710	460,690
Available-for-sale securities	3,611,408	3,960,867
Loans, net of allowance for loan losses of $788,396 and $725,090	181,301,948	171,187,044
Premises and equipment	3,798,197	4,053,989
Federal Home Loan Bank stock	5,973,700	5,735,700
Interest receivable	816,460	733,000
Bank-owned life insurance	4,480,676	4,362,364
Other assets	582,662	395,252

Total assets	$206,431,984	$199,880,869

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$121,136,265	$126,520,450
Federal Home Loan Bank (FHLB) advances	56,506,332	46,123,030
Interest payable	520,509	156,400
Other liabilities	1,772,268	1,655,503

Total liabilities	179,935,374	174,455,383

Commitments and Contingent Liabilities	—	—

Equity from ESOP Shares	611,039	500,278

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized; 7,583,652 and 7,583,652 shares issued less ESOP shares of 122,019 and 112,019	7,468,633	7,461,633
Additional paid-in capital	105,722	51,548
Treasury stock, at cost, 236,788 and 301,843 shares	(984,056)	(1,265,922)
Accumulated other comprehensive income	(55,425)	(6,455)
Retained earnings	19,350,697	18,684,404

Total shareholders’ equity	25,885,571	24,925,208

Total liabilities and shareholders’ equity	$206,431,984	$199,880,869

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$2,911,262	$2,620,942	8,606,002	$7,677,829
Interest on mortgage-backed securities and other securities	44,110	47,856	132,967	296,889
Other interest and dividend income	136,687	91,366	351,862	248,373

Total interest income	3,092,059	2,760,164	9,090,831	8,223,091

Interest expense
Deposits	583,878	339,480	1,574,973	906,017
Borrowings	688,168	630,536	1,940,133	2,041,406

Total interest expense	1,272,046	970,016	3,515,106	2,947,423

Net interest income	1,820,013	1,790,148	5,575,725	5,275,668
Provision for loan losses	0	30,000	60,000	90,000

Net interest income after provision for loan losses	1,820,013	1,760,148	5,515,725	5,185,668

Other income
Service charges on deposit accounts and other	69,151	75,330	210,466	224,850
Service charges derived from ATM	50,934	46,824	154,437	139,862
Overdraft / NSF fees	192,131	175,197	644,409	635,002
Fiduciary activities	116,231	122,100	363,192	352,659
Increase in cash value of bank owned life insurance	46,281	41,723	140,165	134,259
Gain on sale of credit card portfolio	0	0	121,420	0
Other income	25,083	13,838	36,846	25,236

Total other income	499,811	475,012	1,670,935	1,511,868

Other expenses
Salaries and employee benefits	841,673	736,380	2,504,019	2,153,552
Director fees	31,925	39,000	109,900	117,000
Net occupancy expenses	115,943	110,221	341,572	324,917
Equipment expenses	30,706	35,335	89,926	104,790
Professional services	110,552	100,872	407,975	272,362
Advertising	29,964	35,546	99,204	106,960
Data processing fees	166,817	164,271	464,256	511,717
State of Ohio franchise taxes	46,020	75,000	159,773	225,000
Other expenses	244,559	287,324	856,234	948,744

Total other expenses	1,618,159	1,583,949	5,032,859	4,765,042

Income before Federal income tax	701,665	651,211	2,153,801	1,932,494
Federal income tax expense	222,849	210,832	684,653	629,738

Net income	$478,816	$440,379	1,469,148	$1,302,756

Per Shares Data:
Basic Earnings Per Share	$0.07	$0.06	$0.20	$0.18
Diluted Earnings Per Share	$0.06	$0.06	$0.20	$0.18
Dividends Per Share	$—	$—	$0.07	$0.065
See notes to condensed consolidated financial statements

Peoples Ohio Financial Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities
Net income	$1,469,148	$1,302,756
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	60,000	90,000
Depreciation and amortization	256,985	284,201
Investment securities amortization (accretion), net	10,983	29,017
Federal Home Loan Bank stock dividends	(238,000)	(179,900)
Increase in cash value of life insurance	118,312	134,259
Net change in other assets/ other liabilities	52,780	363,773

Net cash provided by operating activites	1,730,208	2,024,106

Investing Activities
Net change in loans	(10,174,904)	(14,141,860)
Proceeds from maturities of securities held to maturity	31,242	6,798
Proceeds from maturities of securities available for sale	265,019	11,468,952
Purchases of premises and equipment	(1,193)	(20,554)

Net cash used by investing activities	(9,879,836)	(2,686,664)

Financing Activities
Net change in
Interest-bearing demand and savings deposits	(4,285,873)	1,113,673
Certificates of deposit	(1,098,312)	6,761,665
Proceeds from FHLB advances	51,500,000	35,232,000
Repayment of FHLB advances	(41,116,698)	(47,613,328)
Cash dividends	(513,214)	(471,624)
Proceeds from exercise of stock options	109,985	177,888
Purchase of treasury stock	0	(502,152)

Net cash provided (used) by financing activities	4,595,888	(5,301,878)

Net Change in Cash and Cash Equivalents	(3,553,740)	(5,964,436)

Cash and cash equivalents, Beginning of Period	8,991,963	10,875,107

Cash and cash equivalents, End of Period	$5,438,223	$4,910,671

Additional Cash Flows Information
Interest paid	$3,150,997	$2,962,334
Income tax paid	586,000	260,000
See notes to condensed consolidated financial statements

Peoples Ohio Financial Corporation
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended March 31, 2006
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	shareholders’
	stock	capital	earnings	stock	income	equity

Balance at June 30, 2005	$7,461,633	$51,548	$18,684,404	($1,265,922)	($6,455)	$24,925,208
Net income	—	—	1,469,148			1,469,148
Net change in Unrealized Gain/Loss on AFS Securities					(48,970)	(48,970)

Total comprehensive income						1,420,178
Cash dividends declared on common stock ($.07 per share)		—	(513,214)			(513,214)
Exercise of stock options			(171,881)	281,866		109,985
Tax benefit from exercise of stock options	—	22,379	0			22,379
Compensation expense related to vested stock options		31,795				31,795
Net change in equity from ESOP shares	7,000		(117,760)			(110,760)

Balance at March 31, 2006	$7,468,633	$105,722	$19,350,697	($984,056)	($55,425)	$25,885,571

     See Notes to Condensed Consolidated Financial Statements

Peoples Ohio Financial Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
     (1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of March 31, 2006 and June 30, 2005, the results of operations for the three and nine-month periods ended March 31, 2006 and 2005, and cash flows for the nine-month periods ended March 31, 2006 and 2005.
All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and nine-month periods ended March 31, 2006, are not necessarily indicative of results for the entire fiscal year.
The condensed consolidated balance sheet of Peoples Ohio Financial Corporation (the “Company”) as of June 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.
The condensed consolidated financial statements are those of the Company and Peoples Savings Bank of Troy (the “Bank”). Certain information and footnote disclosures normally included in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders.
     (2) Earnings Per Share
The following table is for the three and nine-month periods ending March 31, 2006 and 2005 and reflects the weighted average number of shares of common stock for both basic and diluted earnings per share (“EPS”) as well as the dilutive effect of stock options.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted average number of common shares outstanding (basic EPS)	7,343,374	7,267,289	7,329,684	7,271,459

Dilutive effect of stock options	136,914	98,212	121,857	118,978

Weighted average number of common shares and equivalents outstanding (diluted EPS)	7,480,288	7,365,501	7,329,684	7,390,432

Options to purchase 118,925 and 265,570 shares of common stock with exercise prices ranging from $6.81 to $8.13 and $4.13 to $8.13 per share were outstanding at March 31, 2006 and 2005, but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares.

     (3) Change in Accounting Principle
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”). SFAS 123 (R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected the modified prospective application and, as a result, has recorded approximately $9,000 and $32,000 in compensation expense related to vested stock options less estimated forfeitures for the three and nine-month periods ended March 31, 2006. Certain disclosures required by SFAS 123 (R) have been omitted due to their immaterial nature.
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

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
(amounts in thousands except per share data)	2006	2006
Net income, as reported	$440	$1,303
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(13)	(37)

Pro forma net income	$427	$1,226

Earnings per share:
Basic — as reported	$0.06	$0.18
Basic — pro forma	$0.06	$0.17
Diluted — as reported	$0.06	$0.18
Diluted — pro forma	$0.06	$0.17

     (5) Employee Benefit Plans
The Bank has a noncontributory defined benefit pension plan (the Plan) covering substantially all employees. Components of the net periodic benefits costs of the plan are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(amounts in thousands)	2006	2005	2006	2005
Service cost	$24	$25	$72	$47
Expected return on plan assets	(14)	20	(42)	39
Interest cost	21	(12)	63	(22)
Amortization of prior service cost	(1)	(1)	(3)	(2)
Recognized net actuarial loss	4	3	12	7

Net periodic cost	$34	$35	$102	69

Actual contributions to the plan	$52	$36	$52	$69
On December 5, 2005, the Bank’s Board of Directors took action to freeze the Plan. No additional benefits will accrue to Plan participants as a result of this action. A curtailment loss in accordance with FAS 88 was not recorded due to the fact that it was immaterial to the financial statements.
On April 24, 2006 the Bank’s Board of Directors took further action to terminate the Plan effective June 30, 2006.
     (6) Merger Agreement
The Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”)dated September 28, 2005, with MainSource Financial Group, Inc. A copy of the Merger Agreement was included as an exhibit to the Company’s Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.
The transaction is expected to close in the second calendar quarter of 2006; however, it is subject to a number of conditions precedent. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs as discussed in the Merger Agreement.
Upon the closing of the proposed transaction, the Company will record a number of charges, including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial Statements. As of March 31, 2006, no accrual had been made for these charges.

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
On September 28, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MainSource Financial Group, Inc. The Merger Agreement provides that the Company will be merged with and into MainSource, with MainSource being the surviving corporation. The Bank shall immediately thereafter merge with and into a to-be-formed interim Ohio commercial bank and wholly-owned subsidiary of MainSource. As a result of the transactions, the Bank will become a wholly owned subsidiary of MainSource.
The Company’s stockholders will receive, in exchange for shares of Company stock, shares of MainSource common stock or cash, or a combination of stock and cash, subject to MainSource’s ability to limit such stock consideration to 75% of the total consideration. The stock portion of the consideration furnished to the Company’s shareholders is intended to qualify as a tax-free transaction.
The transaction is subject to certain conditions as further described in the Merger Agreement, including the prior approval of the Company’s shareholders at a future special shareholders meeting to be called by the Company’s Board of Directors, and applicable regulatory authorities. The merger is anticipated to close in the second calendar quarter of 2006. A copy of the Merger Agreement was included as an exhibit to the Company’s Current Report on Form 8-K, filed on September 29, 2005, a copy of which can be obtained free of charge at www.sec.gov.
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
Other accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the the audited financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders, and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.
Financial Condition
Total consolidated assets of the Company at March 31, 2006 were $206,432,000, as compared to $199,881,000 at June 30, 2005, an increase of $6,551,000 or 3.3%.
Cash and cash equivalents declined $3,554,000 or 40.0%, from $8,992,000 at June 30, 2005 to $5,438,000 at March 31, 2006. Management uses its short-term “cash accounts” to hold funds generated from regular banking activities as it evaluates investment (loan) alternatives.

Net loans increased $10.1 million or 5.9%, from $171,187,000 at June 30, 2005, to $181,302,000 at March 31, 2006. The following table illustrates changes in the Bank’s loan portfolio by category for each period presented.

		Balance
	Balance March	June 30,
	31, 2006	2005	Change	Change
	(000’s)	(000’s)	($000’s)	(%)
Residential single-family mortgages	$126,762	$111,985	$14,777	13.2%
Other residential and commercial mortgages	29,744	29,952	(208)	(.7)

Total mortgage loans	156,506	141,937	14,569	10.3
Construction	13,249	18,281	(5,032)	(27.5)
Commercial business	7,504	6,805	699	10.3
Consumer	1,164	1,681	(517)	(30.8)
Home improvement	9,939	8,598	1,341	15.6
Deposit and other	300	187	113	60.4

Gross loans	188,662	177,489	11,173	6.2
Deferred loan fees	(52)	(84)	32	38.1
Undisbursed portion of loans	(6,520)	(5,493)	(1,027)	(18.7)
Allowance for loan losses	(788)	(725)	(63)	(8.7)

Total loans, net	$181,302	$171,187	$10,115	5.9%

The allowance for loan losses increased slightly to $788,000 at March 31, 2006 from $725,000 June 30, 2005. This was the result of a provision for loan losses of $60,000 during the nine months ended March 31, 2006. The ratio of the Company’s allowance for loan losses to gross loans at March 31, 2006 increased slightly to 0.42% from 0.41% at June 30, 2005. The allowance for loan losses is maintained to absorb loan losses based on management’s continuing review and evaluation of the loan portfolio and its judgment regarding the impact of economic conditions on the portfolio.
The following table compares non-performing loans, which are loans past due 90 days or more and non-accruing loans, at March 31, 2006 and June 30, 2005.

	March 31,	June 30,
	2006	2005
Past due 90+ and still accruing	$389,000	$334,000
Non-accrual	2,046,000	415,000

Total non-performing loans	$2,435,000	$748,000

The Bank’s overall asset quality declined during the period with non-performing loans increasing $1,687,000, from $748,000 at June 30, 2005 to $2,435,000 at March 31, 2006.
Loans past-due 90 days or more and still accruing remained relatively stable increasing from $334,000 at June 30, 2005 to $389,000 at March 31, 2006.
Non-accrual loans increased $1,631,000 during the period from $415,000 at June 30, 2005, to $2,046,000 at March 31, 2006. The increase was primarily attributable to the designation of two relationships as non-accrual. The first relationship ($416,000, 420,000 and $354,000), is secured by first mortgages on business the principles’ personal residences, which are valued at $1,391,000. The second relationship ($453,000), is secured by a first mortgage on commercial real estate, which is valued at $760,000. Management continues to work closely with these borrowers to bring these loans current.
The ratio of the Company’s allowance for loan losses to non-performing loans was 32.4% and 96.9% at March 31, 2006 and June 30, 2005, respectively. Management believes that the problems with these loans are isolated and not indicative of the loan portfolio in total.
Deposits decreased $5,384,000, or 4.3%, from $126,520,000 at June 30, 2005 to $121,136,000 at March 31, 2006. The following table illustrates changes in the various types of deposits for each period presented.

		Balance
	Balance March	June 30,
	31, 2006	2005	Change	Change
	(000’s)	(000’s)	($000’s)	(%)
Noninterest bearing accounts	$10,867	$14,620	$(3,753)	25.7%
NOW accounts	32,195	33,510	(1,315)	(3.9)
Super NOW accounts	1,027	1,271	(244)	(19.2)
Passbook accounts	20,989	24,049	(3,060)	(12.7)
Money market accounts	10,281	12,400	(2,119)	(17.1)
Certificates of deposit	45,777	40,670	5,107	12.6

Total deposits	$121,136	$126,520	($5,384)	(4.3)%

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
Total stockholders’ equity increased from $24,925,000 at June 30, 2005, to $25,886,000 at March 31, 2006. The increase was the result of $1,469,000 in net earnings and $165,000, in net changes related to the Company’s option plan and the exercise of options during the nine-month period ended March 31, 2006, offset by $513,000 in dividends paid to the Company’s stockholders, a $49,000 increase in the unrealized loss on securities available for sale and $111,000 related to the net change in equity related to the Company’s ESOP, during the nine-month period ended March 31, 2006.
Results of Operations—Comparison of the Nine Months Ended March 31, 2006 and 2005
The Company reported earnings of $1,469,000 for the nine months ended March 31, 2006, in comparison to the $1,303,000 reported for the same period in 2005. Basic earnings per share were $0.20 for the nine months ended March 31, 2006 compared to $0.18 for the nine months ended March 31, 2005. Diluted earnings per share increased $0.01 or 6.0% from $0.17 for the nine months ended March 31, 2005 to $0.18 for the nine months ended March 31, 2006. The Company’s return on average assets was 0.97% for the nine months ended March 31, 2006 compared to 0.91% for the same period in 2005. Return on average equity was 7.68% for the nine months ended March 31, 2006, compared to 7.10% for the same period in 2005.
Net Interest Income was $5,576,000 for the nine months ended March 31, 2006, $300,000, or 5.7%, greater than the $5,276,000 for the nine months ended March 31, 2005. Total interest income was $9,091,000 for the nine months ended March 31, 2006, an increase of $868,000, or 10.6% from the $8,223,000 reported during the nine months ended March 31, 2005. The increase in interest income was partially offset by a $568,000 or 19.3% increase in interest expense from $2,947,000 for the nine months ended March 31 2005, to $3,515,000 for the nine months ended March 31, 2006.
The increase in total interest income was attributable to an increase in the Company’s loan portfolio. Management noted that while the average yield on the Company’s loan portfolio was relatively unchanged at 6.43% during the nine months ended March 31, 2006 compared to 6.46% for the nine months ended March 31, 2005. The Company’s average loans outstanding increased $19,712,000, from $157,751,000 during the nine months ended March 31, 2005, to $177,463,000 during the nine months ended March 31, 2006. This increase was the result of increases in virtually every category of loans during the nine months ended March 3, 2006, as management continued to emphasize loan growth during the period.
Interest expense was $3,515,000 for the nine months ended March 31, 2006, $568,000 or 19.3%, higher than the $2,947,000 recorded for the nine months ended March 31 2005, as interest expense paid on certificates of deposit increased significantly in comparison to the same period in the previous year. Interest expense on certificates of deposit was $1,055,000, $509,000 or 93.2% higher than the $546,000 recorded in nine months ended March 31, 2005. The average balance of certificates of deposit increased by $11,185,000 or 44.2%, from $25,305,000 for the nine months ended March 31, 2005, to $36,490,000 for nine months ended March 31, 2006. In addition to this increase in volume, the average rate paid on those certificates of deposit increased 98 basis points, from 2.87% during the nine months ended March 31, 2005, to 3.85% during the nine months ended March 31 2006. Interest expense on FHLB advances was $1,940,000, $101,000 or 4.9% lower than the $2,041,000, recorded in the nine months ended March 31, 2005 as the average rate paid on those advances declined 30 basis points, from 5.16% during the nine months ended March 31 2005, to 4.86% during the same period in 2006, as higher rate advances matured during the period. The average balance of FHLB advances remained fairly stable at $53,128,000 for the nine months ended March 31, 2006, compared to $52,731,000 for the nine months ended March 31, 2005.
These declines in interest expense were somewhat offset by an increase in interest paid to the Company’s demand deposit and savings account customers. The average balance of the Company’s interest-bearing NOW and money market accounts decreased $2,587,000 or 4.25%, from $61,767,000 for the nine months ended March 31, 2005, to $59,180,000 for the nine months ended March 31, 2006, while the average rate paid on these deposits increased 30 basis points from 0.62% for the nine-month period ended March 31, 2005 to 0.92% during the nine-month period ended March 31, 2006. The average balance of the Company’s savings accounts declined $1,034,000 during the same period while the average rate paid on these deposits increased 21 basis points from 0.32% for the nine-month period ended March 31, 2005 to 0.53% during the nine-month period ended March 31, 2006. As a result, interest expense related to demand deposit and savings accounts increased $160,000 during the nine months ended March 31 2006, in comparison to the same period in 2005.
The provision for loan losses was $60,000 for the nine months ended March 31, 2006 compared to $90,000 for the same period in 2005. The provision for both periods reflects management’s analysis of the Bank’s loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net recoveries for the nine months ended March 31, 2006 were $3,000 compared to $492,000 in net charge-offs during the same period in 2005. The previous period’s net charge-offs were primarily related to two properties. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely effect income.
Noninterest income was $1,671,000 for nine months ended March 31, 2006, $159,000 or 10.5% greater than the $1,512,000 reported for the nine months ended March 31, 2005. The increase was almost entirely attributable to a $121,000 gain on the sale of the Bank’s credit card portfolio during the period.
Noninterest expense was $5,033,000 for nine months ended March 31, 2006, $268,000 or 5.6% greater than the $4,765,000 reported for the nine months ended March 31, 2005.
Increases in the following noninterest expense categories contributed to the increase: salaries and employee benefits which increased $350,000 or 16.2% and professional services which increased $136,000 or 50.0%. These increases were partially offset by declines in virtually every other noninterest expense category.
The increase in salaries and employee benefits was due to the addition of a new commercial lending officer and two banking center managers (one of which was hired late in the fourth quarter of fiscal year 2005, and the second of which was hired during fiscal year 2006). The balance of the increase in salary and employee benefits was due to regular annual increases. The increase in other professional services was attributable to services provided in conjunction with the Company’s pending sale.
Partially offsetting these increases were declines in data processing fees and State of Ohio franchise taxes. The decline in data processing fees were the result of fees charged by one of the trust department’s third-party service providers in the first quarter of fiscal year 2005 that were not incurred in the current period. The decline in State of Ohio franchise taxes was the result of strategies implemented in the previous year to lower the Company’s franchise tax expense. The decline in other noninterest expense, as well as, several of the other noninterest expense categories was the result of management’s continued focus on controlling the Bank’s noninterest expense.
Total income tax expense was $685,000 (an effective tax rate of 31.8%) for the nine months ended March 31, 2006, compared to $630,000 (an effective tax rate of 32.6%) during the nine months ended March 31, 2005.
Comparison of the Three Months Ended March 31, 2006 and 2005
The Company reported earnings of $479,000 for the three months ended March 31, 2006, an increase of $39,000, or 8.9%, from the $440,000 reported for the same period in 2005. Basic earnings per share increased $0.01, or

20.0%, from $0.06 for the three months ended March 31, 2005, to $0.07 for the three months ended March 31, 2006. Diluted earnings per share were $0.06 for the three months ended March 31, 2006, and the three months ended March 31, 2005. The Company’s return on average assets was 0.93% for the three months ended March 31, 2006 compared to 0.93% for the same period in 2005 while return on average equity was 7.48% for the three months ended March 31, 2006 compared to 7.13% for the same period 2005.
Net Interest Income was $1,820,000 for the three months ended March 31, 2006, $30,000, or 1.8%, greater than the $1,790,000 reported for three months ended March 31, 2005.
Interest income was $3,092,000 for the three months ended March 31, 2006, $332,000 or 12.0% greater than the $2,760,000 reported for the three months ended March 31, 2005. This increase is the result of an increase in average loans outstanding. The average balance of total loans outstanding, increased substantially from $163.5 million for the quarter ended March 31, 2005 to $176.8 million for the quarter ended March 31, 2006. The increase in loans is the direct result of management’s focus on loan growth throughout fiscal year 2006. The average yield on the Bank’s loan portfolio remained steady at 6.37% for both quarters.
Interest expense was $1,272,000 for the three months ended March 31, 2006, an increase of $302,000, or 31.1%, from the $970,000 for the three months ended March 31, 2005. This increase was the result of increases in the average balance of total deposits and FHLB advances in addition to increases in short-term interest rates during the quarter ended March 31, 2006 in comparison to the same quarter in 2005. Average total deposits increased by $3.0 million, from $120.7 million for the quarter ended March 31, 2005, to $123.7 million during the quarter ended March 31, 2006. In addition to the slight increase in customer deposits, the Bank continued to supplement its deposit base with FHLB borrowings. As a result, the average balance of FHLB advances outstanding increased from $47.5 million during the quarter ended March 31, 2005, to $52.6 million during the quarter ended March 31, 2006. These increases in average interest-bearing liabilities coupled with increases in short-term interest rates from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 resulted in the overall increase in interest expense.
The provision for loan losses was $0 for the three months ended March 31, 2006 compared to $30,000 for the same period in 2005. The provision for both periods reflects management’s analysis of the Bank’s loan portfolio based on information that is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. Net recoveries for three months ended March 31, 2006 were $3,000 compared to net charge-offs of $222,000 during the same period in 2005. The previous period charge-offs were primarily related to one residential property. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses which may adversely affect income.
Noninterest expense was $1,618,000 for three months ended March 31, 2006, $34,000 or 2.1% greater than the $1,584,000 reported for the three months ended March 31, 2005.
This increase was primarily the result of a $106,000 or 14.4% increase in salary and employee benefits related to regular increases and the previously mentioned new commercial loan officer and branch managers This increase was partially offset by a declines in several of the other noninterest expense categories when comparing the quarter ending March 31, 2006 to the quarter ending March 31,2005, as management continued its focus on cost control.
Total income tax expense was $223,000 (an effective tax rate of 31.8%) for the three months ended March 31, 2006, compared to $211,000 (an effective tax rate of 32.4%) during the three months ended March 31, 2005.

Liquidity and Capital Resources of the Company and the Bank
Banking regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank’s regulatory liquidity was 11.05% and 11.59% at March 31, 2006 and 2005, respectively. The primary source of funding for the Company is dividend payments from the Bank. Dividend payments by the Bank have been used primarily by the Company to pay dividends to its stockholders.
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
At March 31, 2006, the Bank had outstanding commitments to fund existing construction loans of $6,520,000, originate loans of $3,951,000, open-end consumer lines of credit of $6,841,000, unused commercial lines of credit of $4,417,000 and standby letters of credit of $3,003,000. As of March 31, 2006, certificates of deposit scheduled to mature in one year or less totaled $38,746,000. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Management anticipates that the Bank will continue to have sufficient funds, through deposits, borrowings, and normal operations to meet its commitments.
The Bank is required by Office of Thrift Supervision (“OTS”) regulations to meet certain minimum capital requirements. At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with tangible and tier 1 capital both at $24,016,000 or 11.63% of adjusted total assets, and risk-based capital at $ 24,804,000 or 17.82% of risk-weighted assets. The minimum ratios required by the OTS are 1.5% for tangible capital to adjusted total assets, 4.0% for tier 1 capital to adjusted total assets and 8.0% for risk-based capital to risk-weighted assets.
The Bank’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Bank’s operating, financing lending and investing activities during any given period. At March 31, 2006, the Bank’s cash and cash equivalents totaled $5,438,000. The Company’s and Bank’s future short –term requirements for cash are not expected to significantly change. However, in the event that the Bank should require funds in excess of its ability to generate them internally, additional sources of funds are available, including additional FHLB advances. With no parent company debt and sound capital levels, the Company should have many options available for satisfying its longer-term cash needs such as borrowing funds, raising equity capital and issuing trust preferred securities.
Management is not aware of any current recommendations or government proposals which, if implemented would have a material effect on the Company’s liquidity, capital resources or operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in the Company’s market risk since June 30, 2005, except as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2, above. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending June 30, 2005.
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

No changes were made to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Peoples Ohio Financial Corporation

Dated: May 15, 2006	By	/s/ Ronald B. Scott

Ronald B. Scott
President, Chief Executive Officer

	By	/s/ Richard J. Dutton

Richard J. Dutton
Vice-President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Peoples Ohio Financial Corporation Articles of Incorporation (incorporated by reference to the Form 8-A filed with the SEC on February 8, 2002 (the “Form 8-A”), Exhibit 2(a))

3.2	Peoples Ohio Financial Corporation Amended and Restated Code of Regulations (Incorporated by reference to the Form 8-A, Exhibit 2(b))

31.1	Certification of Ronald B. Scott, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard J. Dutton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Ronald B. Scott, Chief Executive Officer, and Richard J. Dutton, Chief Financial Officer, perusuent to Section 906 of The Sarbanes-Oxley Act of 2002